Form 10QSB
period 1999-03-31
VERIDA INTERNET CORP
filed 1999-07-21
CIK 1083523

                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC 20549

                            FORM 10-QSB


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1999

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period _________ from to _________.

                              0-25757
                       Commission file number

                       VERIDA INTERNET CORP.
 (Exact name of Small Business Issuer as Specified in its Charter)

State of  Nevada                        98-0164651
(State or other jurisdiction            (I.R.S. Employer
of Incorporation or Organization)       or Identification Number)

                             Suite 1500
                        50 California Street
                  San Francisco, California 94111
              (Address of Principal Executive Offices)

                           (415) 439-5395
          (Issuer's Telephone Number, including Area Code)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes [   ]          No [ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
                    Yes [   ]          No [   ]

                APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $.00001 par value per share: 8,887,000 outstanding as of March 31, 1999

Transitional Small Business Disclosure Format (check one):
                      Yes [   ]      No [ X ]

                   PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

               JORGENSEN TELFORD SADOVNICK, P.L.L.C.
                    CERTIFIED PUBLIC ACCOUNTANTS


REVIEW ENGAGEMENT REPORT

To the Board of Directors and Shareholders of Verida Internet Corp. (formerly Austral Pacific Energy Corp.)

We have reviewed the accompanying balance sheets of Verida Internet Corp. (formerly Austral Pacific Energy Corp.) as of March 31, 1999 and 1998 and the related statements of operations, cash flows and changes in stockholders' equity for the three month periods ended March 31, 1999 and 1998, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of the Company.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.


/s/ Jorgensen Telford Sadovnick, P.L.L.C.

CERTIFIED PUBLIC ACCOUNTANTS

Seattle, Washington
June 23, 1999




720 Third Avenue, Suite 1910, Seattle, Washington 98104
Telephone: (206) 521-0403  Facsimile: (206) 624-3301

VERIDA INTERNET CORP. (formerly Austral Pacific Energy Corp.)
(A Development Stage Company)
BALANCE SHEETS
(Unaudited - See Accountants' Review Report)

                                        March 31,      March 31,
                                        1999           1998
ASSETS

Current

Cash and short-term deposits            $  139,583     $  144,165
Subscriptions receivable (Note 3)               -         133,700
                                        ----------     ----------
TOTAL ASSETS                            $  139,583     $  277,865
                                        ==========     ==========
LIABILITIES

Current

Accounts payable and accrued
 liabilities                            $    8,500     $    2,078
Due to related party (Note 5)               32,469             -
Loan payable to related party (Note 5)          -          30,000
                                        ----------     ----------
TOTAL LIABILITIES                           40,969         32,078
                                        ----------     ----------
STOCKHOLDERS' EQUITY

Common stock, $0.00001 par value;
 100,000,000 shares authorized (Note 3)
 (1999: 8,887,000 shares issued and
 outstanding) (1998: 6,920,000 shares
 issued and outstanding)                        89             69
Additional paid-in capital                 340,621        281,631
Deficit accumulated during the
 development stage                        (242,096)       (35,913)
                                        ----------     ----------
Total Stockholders' Equity                  98,614        245,787
                                        ----------     ----------
Total Liabilities and
 Stockholders' Equity                   $  139,583     $  277,865
                                        ==========     ==========

VERIDA INTERNET CORP. (formerly Austral Pacific Energy Corp.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited - See Accountants' Review Report)

                         Three Month    Three Month    November 1, 1996
                         Period Ended   Period Ended   (inception) to
                         March 31,      March 31,      March 31,
                         1999           1998           1999
REVENUE

Interest income          $    1,559     $  1,683       $    7,036
                         ----------     --------       ----------
OPERATING EXPENSES

Product development          71,719           -            71,719
General and administrative   33,498       11,266           84,455
Loss on sale of marketable
 securities (Note 5)         92,958           -            92,958
                         ----------     --------       ----------
                            198,175       11,266          249,132
                         ----------     --------       ----------
NET LOSS FOR THE PERIOD  $ (196,616)    $ (9,583)      $ (242,096)
                         ==========     ========       ==========
BASIC AND DILUTED LOSS
 PER SHARE               $    (0.02)    $  (0.00)      $    (0.05)
                         ==========     ========       ==========

VERIDA INTERNET CORP. (formerly Austral Pacific Energy Corp.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited - See Accountants' Review Report)

                              Three Month    Three Month    November 1, 1996
                              Period Ended   Period Ended   (inception) to
                              March 31,      March 31,      March 31,
                              1999           1998           1999
OPERATING ACTIVITIES

Net loss for the period       $ (196,616)    $  (9,583)     $ (242,096)
Changes in non-cash working capital:
 Accounts payable and
  accrued liabilities              3,922            78           8,500
 Due to related party             32,469            -           32,469
 Loss on sale of marketable
  securities                      92,958            -           92,958
                              ----------     ---------      ----------
Net cash used in operating
 activities                      (67,267)       (9,505)       (108,169)
                              ----------     ---------      ----------
FINANCING ACTIVITIES

Common shares issued for cash    133,700            -          350,710
Cost of common stock offering         -             -          (10,000)
Repayment of related party
 loan                            (30,000)           -          (30,000)
Loan from related party               -             -           30,000
                              ----------     ---------      ----------
Net cash provided by
 financing activities            103,700            -          340,710
                              ----------     ---------      ----------
INVESTING ACTIVITIES

Proceeds from sale of
 marketable securities            81,972            -           81,972
Purchase of marketable
 securities                           -             -         (174,930)
                              ----------     ---------      ----------
Net cash provided by (used in)
 investing activities             81,972            -          (92,958)
                              ----------     ---------      ----------
NET INCREASE (DECREASE)
 IN CASH                         118,405        (9,505)        139,583

CASH POSITION - BEGINNING
 OF PERIOD                        21,178       153,670              -
                              ----------     ---------      ----------
CASH POSITION - END OF PERIOD $  139,583     $ 144,165      $  139,583
                              ==========     =========      ==========


VERIDA INTERNET CORP. (formerly Austral Pacific Energy Corp.)
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited - See Accountants' Review Report)

For the Three Month Periods Ended March 31, 1999 and 1998

                                                                 Deficit
                                                                 Accumulated
                                                    Additional   during the
                                 Common Stock       Paid-in      Development
                             Shares       Amount    Capital      Stage
Balance at
 December 31, 1998           8,887,000    $  89     $ 340,621    $  (45,480)

Net loss during the period                                         (196,616)
Loss on sale of marketable
  securities realized
                             ---------     -----    ---------    ----------
Balance at March 31, 1999    8,887,000     $  89    $ 340,621    $ (242,096)
                             =========     =====    =========    ==========

Balance at December 31, 1997 3,600,000     $  36    $ 147,964    $  (26,330)

Common stock issued for
  cash at $0.001, $0.03 and
  $0.25 per share (Note 3)   3,320,000        33      133,667
Net loss during the period                                           (9,583)
                             ---------     -----    ---------    ----------
Balance at March 31, 1998    6,920,000     $  69    $ 281,631    $  (35,913)
                             =========     =====    =========    ==========



























                                5-a


VERIDA INTERNET CORP. (formerly Austral Pacific Energy Corp.)
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited - See Accountants' Review Report)

For the Three Month Periods Ended March 31, 1999 and 1998


                                        Cumulative          Total
                                        Comprehensive  Stockholders'
                                        Adjustment          Equity
Balance at
 December 31, 1998                      $ (94,574)     $  200,656

Net loss during the period                               (196,616)
Loss on sale of marketable
  securities realized                      94,574          94,574
                                        ---------      ----------
Balance at March 31, 1999               $      -       $   98,614
                                        =========      ==========

Balance at December 31, 1997            $      -       $  121,670

Common stock issued for
  cash at $0.001, $0.03 and
  $0.25 per share (Note 3)                                133,700
Net loss during the period                                 (9,583)
                                        ---------      ----------
Balance at March 31, 1998               $      -       $  245,787
                                        =========      ==========

























                                 5-b

VERIDA INTERNET CORP. (formerly Austral Pacific Energy Corp.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited - See Accountants' Review Report)
For the Three Month Periods Ended March 31, 1999 and 1998

NOTE 1 - NATURE OF OPERATIONS

The Registrant was incorporated under the laws of the State of Nevada on November 1, 1996 and is a development stage enterprise. The
Registrant is currently developing business-to-business electronic commerce solutions for use on the Internet.

These financial statements have been prepared on the basis that the Registrant will continue as a going concern. The Registrant has incurred operating losses since its incorporation and significant acquisitions in the future, if any, will likely require additional equity financing. However, there can be no assurance that such acquisitions will occur, or whether additional funds required, if any, would be available to the Registrant when required or on terms acceptable to the Registrant. Such limitations could have a material adverse effect on the Registrant's business, financial condition or operations and these financial statements do not include any adjustment that could result therefrom.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)   Accounting Principles and Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the fiscal periods. Actual results may differ from those estimates.

b)   Translation of Foreign Currencies

Revenues and expenses arising from foreign currency transactions are translated into United States dollars at the average rate for the period. Monetary assets and liabilities are translated into United States dollars at the rates prevailing at the balance sheet date. Other assets and liabilities are translated into United States dollars at the rates prevailing on the transaction dates. Exchange gains and losses are recorded as income or expense in the period in which they occur.

c)   Financial Instruments and Financial Risk

The Registrant's financial instruments consist of current assets and current liabilities. The fair values of the current assets and liabilities approximate the carrying amounts due to the short-term nature of these instruments.
                                 6

VERIDA INTERNET CORP. (formerly Austral Pacific Energy Corp.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited - See Accountants' Review Report)
For the Three Month Periods Ended March 31, 1999 and 1998

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

d)   Accounting Pronouncements Recently Issued

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128: Earnings per Share ("SFAS 128"), effective for fiscal periods ending after December 15, 1997 and requiring restatement of all prior period earnings per share data. SFAS 128 replaces the presentation of primary earnings per share ("EPS") with a presentation of both basic and diluted EPS for all entities with complex capital structures. Basic EPS excludes dilutive securities and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were converted into common shares and is computed similarly to fully diluted EPS pursuant to previous accounting pronouncements. SFAS 128 applies equally to loss per share presentations.

The FASB issued Statement of Financial Accounting Standards No. 130:
Reporting Comprehensive Income ("SFAS 130"), effective for fiscal periods beginning after December 15, 1997 and requiring restatement of all comparative financial statements disclosed. SFAS 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported as part of the basic financial statements. The Registrant does not expect adoption of this new standard to have a material effect on its financial reporting.

e)   Cash and Short-term Deposits

Cash and short-term deposits include government treasury bills and bankers' acceptances with initial maturities no longer than 90 days, together with accrued interest.

f)   Product Development Costs

Product development costs include expenses incurred by the Registrant to develop, monitor and operate the Registrant's website. Product development costs are expensed as incurred.

NOTE 3 - COMMON STOCK

a)   Stock Options and Share Purchase Warrants

There were no stock options granted or share purchase warrants issued during the 1999 and 1998 fiscal periods. No stock options or share purchase warrants were outstanding at March 31, 1999.

Refer to Notes 5 and 8

VERIDA INTERNET CORP. (formerly Austral Pacific Energy Corp.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited - See Accountants' Review Report)
For the Three Month Periods Ended March 31, 1999 and 1998

NOTE 3 - COMMON STOCK (continued)

b)   Private Placements

During the 1999 fiscal period, the Registrant issued a total of 3,320,000 shares pursuant to private placements for total cash proceeds of $133,700 and cancelled 3,000,000 shares previously issued pursuant to a private placement for total cash proceeds of $30,000. Since these transactions affect the Registrant's permanent capital, the financial statements for the year ended December 31, 1998 were prepared giving retroactive effect to these transactions. Accordingly, the comparative figures for the 1998 fiscal period have also been prepared giving retroactive effect to these transactions. The 3,320,000 shares issued during the 1999 fiscal period are shown as if they had been outstanding at the beginning of the 1998 fiscal period. The 3,000,000 shares issued during the 1997 fiscal year and cancelled during the 1999 fiscal period are not shown as being issued.

Refer to Notes 5 and 8

NOTE 4 - LOSS PER SHARE

Net loss per common share is computed based on the weighted-average number of common shares and common share equivalents outstanding.
There were no dilutive securities outstanding for the periods presented and consequently, no differences existed between basic and diluted loss per share for the periods presented. The weighted-average number of shares outstanding after giving retroactive effect to subsequent share transactions are 8,887,000 for the 1999 fiscal period and 6,920,000 for the 1998 fiscal period.

Refer to Note 3

NOTE 5 - RELATED PARTY TRANSACTIONS

a)   Due to Related Party

During the 1999 fiscal period, the Registrant entered into an agreement with a private company to design and produce the Registrant's internet site and other corporate materials for an estimated total cost of $129,875 (1998 fiscal period - Nil), of which $97,406 was incurred by the Registrant. The President of the Registrant is also the president of this private company.

At March 31, 1999, the Registrant owed $32,469 (March 31, 1998 - Nil) to this private company.

VERIDA INTERNET CORP. (formerly Austral Pacific Energy Corp.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited - See Accountants' Review Report)
For the Three Month Periods Ended March 31, 1999 and 1998

NOTE 5 - RELATED PARTY TRANSACTIONS (continued)

b)   Loan Payable to Related Party

During the 1999 fiscal period, the Registrant repaid a $30,000 loan from a private company wholly-owned by a former President of the Registrant. This amount relates to the cancellation during the 1999 fiscal period of 3,000,000 shares issued during the 1997 fiscal year for total cash proceeds of $30,000.

Refer to Note 3

c)   Sale of Marketable Securities

During the 1999 fiscal period, the Registrant sold 59,800 shares of Trans-Orient Petroleum Ltd. for cash proceeds of $81,972, net of commissions, resulting in a loss of $92,958. These available-for-sale securities were originally acquired at a cost of $174,930 and reported historically at market value, with unrealized gains and losses included as a component of comprehensive income.

Trans-Orient Petroleum Ltd. is a public company with directors, officers and/or principal shareholders in common with the Registrant.

d)   Employment Agreement and Stock Option

The Registrant entered into an employment agreement with the Registrant's Executive Vice President at a rate of $7,500 per month. The employment agreement also provides for a stock option to purchase 200,000 shares of the Registrant exercisable at a price of $4.00 per share, subject to vesting provisions. This option is to be granted concurrently with the initial granting of stock options to other key individuals of the Registrant and has yet to be granted.

e)   Consulting Agreement

During the 1998 fiscal period, the Registrant incurred $9,000 in consulting fees to a private company wholly-owned by the former
President of the Registrant.

Refer to Note 8

NOTE 6 - INCOME TAXES

There are no income taxes payable by the Registrant at March 31, 1999.

VERIDA INTERNET CORP. (formerly Austral Pacific Energy Corp.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited - See Accountants' Review Report)
For the Three Month Periods Ended March 31, 1999 and 1998

NOTE 7 - NAME CHANGE

On March 11, 1999, the name of the Registrant was changed from Austral Pacific Energy Corp. to Verida Internet Corp.

NOTE 8 - SUBSEQUENT EVENTS

a)        Private Placement

Subsequent to March 31, 1999, the Registrant issued 60,000 shares pursuant to a private placement for total cash proceeds of $300,000.

b)   Employment Agreement and Stock Option

Subsequent to March 31, 1999, the Registrant entered into an employment agreement with the Registrant's Chief Technology Officer at a rate of $4,000 per month. The employment agreement also provides for a stock option to purchase 150,000 shares of the Registrant exercisable at a price of $4.00 per share, subject to vesting provisions. This option is to be granted concurrently with the initial granting of stock options to other key individuals of the Registrant and has yet to be granted.

c)   Software Purchase Agreement

Subsequent to March 31, 1999, the Registrant entered into an agreement to purchase computer software from NetOpus Incorporated in consideration of $50,000 and 25,000 shares of the Registrant. The Registrant has the right to use, brand, sell and market this computer software including the right to modify and customize at the Registrant's expense as required. Additionally, the Registrant has the right to share equally in any revenue generated from any future sale or licensing of the modified computer software by NetOpus Incorporated.

The Chief Technology Officer of the Registrant is the president of NetOpus Incorporated.

ITEM 2.  PLAN OF OPERATION

Verida Internet Corp. (the "Registrant") was incorporated under the laws of the State of Nevada on November 1, 1996 as Austral Pacific Energy Corporation. On November 8, 1996, Austral Pacific Energy Corporation changed its name to Austral Pacific Energy Corp. The common shares of the Registrant commenced trading in January 1997 on the OTC Bulletin Board ("OTCBB") as operated by the National Association of Securities Dealers Inc. under the symbol "APCE".

On February 23, 1999 the Registrant publicly announced that the Board of Directors had resolved to pursue Internet related growth opportunities.. The head office of the Registrant was relocated in March 1999 to Suite 1500, 50 California Street, San Francisco, California 94111. On March 11, 1999, the Registrant changed its name to Verida Internet Corp. The Registrant's Internet web site address is www.verida.com.

Management has determined that consistent with the Registrant's new business plan, part of its plan of operation for the next 12 months is to secure the necessary technological assets to support the proposed products and services to be offered by the Registrant.

The Registrant plans on offering a product "suite" of World Wide Web ("Web") based services in order to allow potential clients to take
advantage of the technology of the Internet   cost-effectively finding
and selling to customers online, while developing ongoing electronic commerce relationships with them, which in turn will help establish company brands and capture customer loyalty.

The product suite of services intended to be offered by the Registrant to its clients will be located on servers controlled by the Registrant, allowing potential clients to access these services through their own existing Internet connections utilizing standard Internet browsers such as Netscape's "Communicator" or Microsoft's "Internet Explorer". The client would not require any specialized software or hardware to use the Registrant's services. The Registrant's products will be provided as a "web service" that can be accessed on a cost-effective, as-needed basis at anytime over the Internet.
The Registrant's planned product suite proposes to offer four types of services in support of business-to-business e-commerce under the following names:

1.   VeriStore

The proposed VeriStore service will provide e-commerce transactional capabilities to manage and process transactions between the client and its customers. VeriStore will offer two different levels of e-commerce solutions. The first level of service will be tailored towards clients who do not currently have a Web presence to advertise their products ("E-Stores"). The service will allow customers to use the Registrant's own Internet storefront as their "retail" location and the Registrant's virtual back office infrastructure for their own E-Stores. With minimal programming or Internet expertise, clients will be able to immediately develop a secure, fully customized, commerce ready online storefront and ordering system without programming. Clients would simply create their E-Store, which would profile their products, provide ordering instructions and product pricing, by filling in their information through user friendly Web forms.

In addition to providing a client with the capability to create and maintain an E-Store on the Web, VeriStore will also provide a virtual back office infrastructure to enable clients to handle all aspects of online transactions. The virtual back office services will provide clients with the necessary tools to manage and process online transactions that occur when the client's customer purchases goods from their E-Store. The back office services will include: (1) processing of the client's customers orders and sending confirmations (2) online payment processing in real time (3) calculating applicable shipping costs and taxes (4) running multiple reports detailing online sales statistics for any given period and (5) managing customer quiries.

The back office services would also be available to clients who already have established their own E-Store without the support of the Registrant. While the client's E-Store Web page may be located elsewhere on the Internet, it is intended that the back office services to be offered by the Registrant will be flexible enough to be interoperable with the client's pre-existing E-Store regardless of the design or format in which it was created.

2.   VeriMark

The proposed VeriMark service is intended to be a package of automated online marketing solutions which will allow online marketers to deploy, track and measure the cost effectiveness of their online marketing efforts. The service will work as an automated electronic marketing manager which will essentially automate the online marketing process from the first customer contact to the "thank you" email at the end of a sale.

The VeriMark service will allow its clients to accomplish online marketing campaign management including the sending of marketing email, the posting of banner ads, building databases of prospects, sending fulfillment and follow-up materials to prospects, and tracking effectiveness ratios and statistics

3.   VeriBase

The proposed VeriBase service is intended to provide data warehousing services to clients in order to allow clients to electronically store their customer's contact and demographic information, track customer and prospect activity from online sales and marketing activities and perform analysis including demographic profiling and modeling. Through the tracking and analysis tools the Registrant's clients will have the ability to better understand and profile customers which will help define and target future marketing and prospecting efforts.

4.   VeriPlace

The proposed VeriPlace service is intended to create and support Internet business communities ("IBCs"). IBCs are industry specific web exchanges or portals that provide an exchange and communications link for buyers and sellers in a specific industry. The main purpose of the VeriPlace service is to provide Web technology to the Registrant's clients which will allow them to aggregate, search, organize and distribute information within their specific industry primarily through the integrated use of the VeriStore, VeriMark and VeriBase services.

The VeriStore, VeriMark and VeriBase services are intended to operate in an integrated manner where a client may use one or more of the services in conjunction with another or as stand-alone services where the client has the need for only one of the services.

The Registrant is taking steps to acquire technology and retain personnel to enable it to provide secure and comprehensive
Internet-based electronic commerce ("e-commerce") solutions for business-to-business transactions.

The Registrant has taken the initial step of acquiring e-commerce software technology by entering into a software purchase agreement with NetOpus Incorporated ("NetOpus") in order to purchase the core technology necessary to support the services the Registrant intends to offer. NetOpus is a private company which owns the rights to certain preexisting computer software marketed by NetOpus as the "Sales Associate Store Creator" commerce system (the "Base Technology").
Under the terms of the agreement, the Registrant purchased the right to use, modify, customize, brand, sell and market the Base Technology to provide online transaction processing functionality and features within the sites that the Registrant develops.

The Base Technology has been provided by NetOpus in consideration of a onetime fee paid by the Registrant to NetOpus. The onetime fee consists of a combination of $50,000 and the issuance to NetOpus of 25,000 common shares of the Registrant. The 25,000 shares of the Registrant will be restricted from resale for a period of 12 months from the date of issuance. At the end of the twelve month period, the shares may be re-sold at a rate that cannot exceed 2,083 shares per month maximum.
The Registrant may upgrade and modify the purchased software to support proposed services to be offered by the Registrant. The Registrant may acquire or license additional software technology through a technology licensing or purchase agreement to ensure that other proposed services offered by the Registrant are delivered in a timely and useable manner during the plan of operation for the next 12 months.

With regard to other necessary hardware assets, such as Internet computer servers and desktop computers, which are necessary to support the Registrant's proposed products and services, the Registrant's initial focus will be on leasing these assets from reliable yet unidentified lessors.

Given the Registrant's current level of working capital and its operations being conducted to develop its products, it is expected that the Registrant can satisfy its cash requirements until late November 1999 before additional capital will have to be raised. Additional sources of financing will most likely be sought through future private placements of the Registrant's common shares rather than seeking interest-bearing loans. However, the Registrant recognizes that as a result of its limited, financial, managerial, or other resources, the number of suitable financing options may be limited. Should these additional sources of capital not be found the Registrant will modify its operations to conserve working capital by concentrating on fewer products and/or services being advanced.

In addition to the Registrant's two pre-existing Officers, Mr. Michael Hinshaw and Mr. Mark Katsumata, the Registrant has recently hired an additional two Executive Officers who have considerable experience within the computer industry. Mr. Richard Cohn will fulfill the duties of Executive Vice President of the Registrant while Mr. Steve Zimmerman will fulfill the role of Chief Technology Officer. Of these four Officers and employees, Mr. Richard Cohn will be providing his services on a full time basis, while respectively, Mr. Hinshaw, Mr. Zimmerman and Mr. Katsumata will each dedicate 50%, 50% and 30% of their time to the Registrant.

Under the terms of their respective employment agreements, Mr.
Zimmerman will receive $4,000 per month in salary and Mr. Cohn will receive $90,000 per year. In addition to his salary, Mr Zimmerman's employment agreement grants him an option to purchase 150,000 shares of the Registrant's common stock at a price of $4.00 per share. Mr. Cohn's employment agreement grants him an option to purchase 200,000 shares of the Registrant's common stock at a price of $4.00 per share. The Registrant intends to hire any further employees on an as needed basis.

                              PART II
                         OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Registrant is not a party to any legal proceedings.


ITEM 2.   RECENT SALES OF UNREGISTERED SECURITIES

Placements of Securities

During the quarter ending March 31, 1999 the Registrant has issued the following unregistered securities at the following prices. There were no underwriters engaged and no underwriting discounts or commissions paid. All issues were made pursuant to exemptions from registration contained in Regulation D, Rule 504, Regulation S, Rules 901-905 and
Section 4(2) of the 1933 Securities Act.

Date           Type of Security         Number    Proceeds  Exemption
1999
02/01/99  Common Shares         800,000 $24,000   Reg. D (504)
02/08/99  Common Shares       1,000,000 $ 1,000   Section 4(2) [2]
02/08/99  Common Shares       1,120,000 $33,600   Reg. D (504)
02/08/99  Common Shares         100,000 $   100   Reg. S (901-905)
02/17/99  Common Shares         300,000 $75,000   Reg. D (504)

[] Cancellation of Shares - During the 1997 fiscal year, the Registrant issued, pursuant to Regulation S of the 1933 Securities Act, 3,000,000 common shares to International Resource Management Corporation (then 437577 B.C. Ltd.), a private company wholly owned by Alex Guidi. On February 3, 1999, Mr. Guidi signed, in his capacity as the sole shareholder, director and officer of International Resource Management Corporation, an agreement with the Registrant which cancelled, in its entirety, the 3,000,000 common shares issued by the Registrant to International Resource Management Corporation.

[2] Mr. Michael Hinshaw, the President of the Registrant and an affiliate of the Registrant, was issued 1,000,000 shares under section 4(2).

Subsequent to the Registrant's first quarter ending March 31, 1999, the Registrant made the following issuances of its common shares: (1) On May 13, 1999 the Registrant issued 60,000 common shares for total proceeds equal to $300,000 pursuant to Reg. S (901-905) and (2) NetOpus Incorporated, a private company owned and controlled by Mr. Steve Zimmerman, was issued on June 11, 1999 25,000 shares of the Registrant at a settlement price of $5.25 per share under section 4(2) as partial payment for the sale of its technology assets. Mr. Zimmerman is also an Executive Officer of the Registrant and as such, an affiliate of the Registrant.

Use of Proceeds

On January 29, 1999 the Registrant entered into an agreement with a private company to design and produce the Registrant's internet site and other corporate materials for an estimated total cost of $129,875 (1998 fiscal period - Nil), of which $97,406 was incurred by the Registrant. The President of the Registrant is also the president of this private company. At March 31, 1999, the Registrant owed $32,469 (March 31, 1998
- Nil) to this private company.

During the quarter ending March 31, 1999 the Registrant incurred $26, 885 in office and miscellaneous expenses, $4,000 in audit expenses and $2,613 in legal expenses.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended May 31, 1999, no matters were submitted to the Registrant's security holders.


ITEM 5.  OTHER INFORMATION

On January 29, 1999 the Registrant entered into an agreement with a private company to design and produce the Registrant's internet site and other corporate materials for an estimated total cost of $129,875 (1998 fiscal period - Nil), of which $97,406 was incurred by the Registrant. The President of the Registrant is also the president of this private company. At March 31, 1999, the Registrant owed $32,469 (March 31, 1998
- Nil) to this private company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


VERIDA INTERNET CORP.
(Registrant)


Dated: July 16, 1999

BY:  /s/ Peter Rantucci
     Peter Rantucci, (Director)

Dated July 16, 1999

BY:  /s/ Mark Katsumata
     Mark Katsumata, (Principal Financial Officer)