Form 10QSB
period 1999-06-30
VERIDA INTERNET CORP
filed 1999-08-13
CIK 1083523

============================================================
                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC 20549

                            FORM 10-QSB


[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1999

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period __________ from to ______________.

                              0-25757
                       Commission file number

                       VERIDA INTERNET CORP.
 (Exact name of Small Business Issuer as Specified in its Charter)

State of  Nevada                        98-0164651
(State or other jurisdiction            (I.R.S. Employer
of Incorporation or Organization)       or Identification Number)

50 California Street, Suite 1500, San Francisco, California USA 94111
              (Address of Principal Executive Offices)

                           (415) 464-8600
          (Issuer's Telephone Number, including Area Code)

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  Yes [X]                 No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
                  Yes [ ]                 No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $.00001 par value per share: 8,972,000 outstanding as of June 30, 1999

Transitional Small Business Disclosure Format (check one):
                   Yes [ ]                 No [x]

=====================================================================

                   PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VERIDA INTERNET CORP. (Formerly Austral Pacific Energy Corp.)
(A Development Stage Enterprise)
Balance Sheets
(Unaudited   Prepared by Management)

                                        June 30,       June 30,
                                        1999           1998
ASSETS
 Current

 Cash and short-term deposits           $   274,138    $ 195,233
 Prepaid expenses                             3,091           -
 Subscriptions receivable (Note 3)               -       133,700
                                        -----------    ---------
                                            277,229      328,933

 Capitalized software development
  costs, net (Note 5)                       176,250           -
                                        -----------    ---------
Total Assets                            $   453,479    $ 328,933
                                        ===========    =========

LIABILITIES
 Current

 Accounts payable and accrued
  liabilities                           $     2,000    $   2,078
 Due to related party (Note 5)               18,965           -
 Loan payable to related party (Note 5)          -        30,000
                                        -----------    ---------
Total Liabilities                            20,965       32,078
                                        -----------    ---------
Stockholders' Equity
Common stock, $0.00001 par value;
 100,000,000 shares authorized (Note 3)
 (1999: 8,972,000 shares issued and
 outstanding) (1998: 8,887,000 shares
 issued and outstanding)                         90           89
Additional paid-in capital                1,209,370      340,621
Deferred compensation (Note 3)             (437,500)          -
Deficit accumulated during the
 development stage                         (339,446)     (43,855)
                                        -----------    ---------
Total Stockholders' Equity                  432,514      296,855
                                        -----------    ---------
Total Liabilities and Stockholders'
 Equity                                 $   453,479    $ 328,933
                                        ===========    =========

VERIDA INTERNET CORP. (Formerly Austral Pacific Energy Corp.)
(A Development Stage Enterprise)
Statements of Operations
(Unaudited   Prepared by Management)

                                                       November 1,
                         Six Month      Six Month      1996
                         Period Ended   Period Ended   (inception) to
                         June 30,       June 30,       June 30,
                         1999           1998           1999
REVENUE

Interest income          $    4,435          $   2,951      $    9,912
                         ----------          ---------      ----------
OPERATING EXPENSES

Amortization                  5,000                 -            5,000
Product development          95,625                 -           95,625
General and
 administrative             104,818             20,476         155,775
Loss on sale of marketable
 securities (Note 5)         92,958                 -           92,958
                         ----------          ---------      ----------
                            298,401             20,476         349,358
                         ----------          ---------      ----------
Net loss for the period  $ (293,966)         $ (17,525)     $ (339,446)
                         ==========          =========      ==========
Basic and diluted loss
 per share (Note 4)      $    (0.03)         $   (0.00)     $    (0.06)
                         ==========          =========      ==========

VERIDA INTERNET CORP. (Formerly Austral Pacific Energy Corp.)
(A Development Stage Enterprise)
Statements of Cash Flows
(Unaudited   Prepared by Management)

                         Six Month      Six Month      November 1, 1996
                         Period Ended   Period Ended   (inception) to
                         June 30,       June 30,       June 30,
                         1999           1998           1999
OPERATING ACTIVITIES
Net loss for the period  $ (293,966)    $ (17,525)     $ (339,446)
Adjustments and changes in
 non-cash working capital:
  Amortization                5,000            -            5,000
  Prepaid expenses           (3,091)           -           (3,091)
  Accounts payable and
   accrued liabilities           61            78           4,639
  Due to related party       16,326            -           16,326
  Loss on sale of
   marketable securities     92,958            -           92,958
                         ----------     ---------      ----------
Net cash used in
 operating activities      (182,712)      (17,447)       (223,614)
                         ----------     ---------      ----------
FINANCING ACTIVITIES
Common shares issued
 for cash                   433,700        59,010         650,710
Cost of common stock
 offering                        -             -          (10,000)
Repayment of related
 party loan                 (30,000)           -          (30,000)
Loan from related party          -             -           30,000
                         ----------     ---------      ----------
Net cash provided by
financing activities        403,700        59,010         640,710
                         ----------     ---------      ----------
INVESTING ACTIVITIES
Proceeds from sale of
 marketable securities       81,972            -           81,972
Purchase of marketable
 securities                      -             -         (174,930)
Purchase of software        (50,000)           -          (50,000)
                         ----------     ---------      ----------
Net cash provided by (used
 in) investing activities    31,972            -         (142,958)
                         ----------     ---------      ----------
Net increase in cash        252,960        41,563         274,138

Cash position -
 Beginning of period         21,178       153,670              -
                         ----------     ---------      ----------
Cash position -
 End of period           $  274,138     $ 195,233      $  274,138
                         ==========     =========      ==========

VERIDA INTERNET CORP. (Formerly Austral Pacific Energy Corp.)
(A Development Stage Enterprise)
Statements of Changes in Stockholders' Equity
(Unaudited   Prepared by Management)
For the Six Month Periods Ended June 30, 1999 and 1998

                                             Additional
                           Common Stock      Paid-in   Deferred
                         Shares    Amount    Capital   Compensation
Balance at
 December 31, 1998       8,887,000 $  89          $   340,621    $       -

Common stock issued for
 cash at $5.00 per share    60,000     1              299,999
Common stock issued to
 NetOpus Incorporated at
 $5.25 per share (Note 5)        25,000    -          131,250
Deferred compensation
 related to stock options                             437,500      (437,500)
Net loss during the period
Loss on sale of marketable
 securities realized
                         --------- -----          -----------    ----------
Balance at June 30, 1999 8,972,000 $  90          $ 1,209,370    $ (437,500)
                         ========= =====          ===========    ==========

Balance at
  December 31, 1997      3,600,000 $  36          $   147,964    $       -

Common stock issued for
 cash at $0.001, $0.03
 and $0.25 per share
 (Note 3)                5,287,000    53              192,657
Net loss during the period
                         --------- -----          -----------    ----------
Balance at June 30, 1998 8,887,000 $  89          $   340,621    $      -
                         ========= =====          ===========    ==========























                                4-a


VERIDA INTERNET CORP. (Formerly Austral Pacific Energy Corp.)
(A Development Stage Enterprise)
Statements of Changes in Stockholders' Equity
(Unaudited   Prepared by Management)
For the Six Month Periods Ended June 30, 1999 and 1998

                         Deficit
                         Accumulated
                         During the     Cumulative     Total
                         Development    Comprehensive  Stockholders'
                         Stage          Adjustment     Equity
Balance at
 December 31, 1998       $  (45,480)    $ (94,574)     $  200,656

Common stock issued for
 cash at $5.00 per share                                  300,000
Common stock issued to
 NetOpus Incorporated at
 $5.25 per share (Note 5)                                 131,250
Deferred compensation
 related to stock options                                      -
Net loss during the period (293,966)                     (293,966)
Loss on sale of marketable
 securities realized                        94,574         94,574
                         ----------      ---------      ----------
Balance at June 30, 1999 $ (339,446)     $      -       $  432,514
                         ==========      =========      ==========

Balance at
  December 31, 1997      $  (26,330)     $      -       $  121,670

Common stock issued for
 cash at $0.001, $0.03 and
 $0.25 per share (Note 3)                                  192,710
Net loss during the
 period                     (17,525)                       (17,525)
                         ----------      ----------     ----------
Balance at June 30, 1998 $  (43,855)     $       -      $  296,855
                         ==========      ==========     ==========























                                 4-b 7

VERIDA INTERNET CORP. (Formerly Austral Pacific Energy Corp.)
(A Development Stage Enterprise)
Notes to the Financial Statements
(Unaudited   Prepared by Management)
For the Six Month Periods Ended June 30, 1999 and 1998
NOTE 1 - NATURE OF OPERATIONS

The Company was incorporated under the laws of the State of Nevada on November 1, 1996 and is a development stage enterprise. The Company is currently developing business-to-business electronic commerce solutions for use on the Internet.

These financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred operating losses since its incorporation and significant acquisitions in the future, if any, will likely require additional equity financing. However, there can be no assurance that such acquisitions will occur, or whether additional funds required, if any, would be available to the Company when required or on terms acceptable to the Company. Such limitations could have a material adverse effect on the Company's business, financial condition or operations and these financial statements do not include any adjustment that could result therefrom.

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

c)   Financial Instruments and Financial Risk

The Company's financial instruments consist of current assets and current liabilities. The fair values of the current assets and liabilities approximate the carrying amounts due to the short-term nature of these instruments.

VERIDA INTERNET CORP. (Formerly Austral Pacific Energy Corp.)
(A Development Stage Enterprise)
Notes to the Financial Statements
(Unaudited   Prepared by Management)

For the Six Month Periods Ended June 30, 1999 and 1998

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

d)   Accounting Pronouncements Recently Issued

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128: Earnings per Share ("SFAS 128"), effective for fiscal periods ending after December 15, 1997 and requiring restatement of all prior period earnings per share data. SFAS 128 replaces the presentation of primary earnings per share ("EPS") with a presentation of both basic and diluted EPS for all entities with complex capital structures. Basic EPS excludes dilutive securities and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if dilutive securities were converted into common shares and is computed similarly to fully diluted EPS pursuant to previous accounting pronouncements. SFAS 128 applies equally to loss per share presentations.

The FASB issued Statement of Financial Accounting Standards No. 130:
Reporting Comprehensive Income ("SFAS 130"), effective for fiscal periods beginning after December 15, 1997 and requiring restatement of all comparative financial statements disclosed. SFAS 130 requires that all items required to be recognized under accounting standards as components of comprehensive income be reported as part of the basic financial statements. The Company does not expect adoption of this new standard to have a material effect on its financial reporting.

e)   Cash and Short-term Deposits

Cash and short-term deposits include government treasury bills and bankers' acceptances with initial maturities no longer than 90 days, together with accrued interest.

f)   Product Development Costs

Product development costs include expenses incurred by the Company to develop, monitor and operate the Company's website. Product development costs are expensed as incurred.

NOTE 3 - COMMON STOCK

a)   Stock Options

During the 1999 fiscal period, stock options to purchase common shares of the Company were granted, as follows:

VERIDA INTERNET CORP. (Formerly Austral Pacific Energy Corp.)
(A Development Stage Enterprise)
Notes to the Financial Statements
(Unaudited   Prepared by Management)

For the Six Month Periods Ended June 30, 1999 and 1998

NOTE 3 - COMMON STOCK (continued)

     Number of Shares    Price per Share     Expiry Date

     350,000             $  4.00             June 14, 2004
     680,000             $  5.25             June 14, 2004

These stock options are subject to various vesting and resale restrictions with the exception of a stock option to purchase 300,000 common shares at a price of $5.25 per share.

Refer to Note 5

b)   Deferred Compensation

During the 1999 fiscal period, the Company recorded aggregate deferred compensation cost of $437,500 as a result of granting stock options. This amount represents the difference between the exercise price and the quoted market price of the Company's common stock at the date of grant. Stock options to purchase a total of 350,000 common shares were granted below the quoted market price at an exercise price of $4.00 per share.

The amortization of deferred compensation is charged to operations over the vesting period of the stock options. No amortization was recognized during the 1999 fiscal period.

c)   Private Placements

During the 1999 fiscal period, the Company issued 3,320,000 shares pursuant to private placements for total cash proceeds of $133,700 and cancelled 3,000,000 shares previously issued pursuant to a private placement for total cash proceeds of $30,000. Since these transactions affect the Company's permanent capital, the financial statements for the year ended December 31, 1998 were prepared giving retroactive effect to these transactions.

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

Refer to Note 5

VERIDA INTERNET CORP. (Formerly Austral Pacific Energy Corp.)
(A Development Stage Enterprise)
Notes to the Financial Statements
(Unaudited   Prepared by Management)

For the Six Month Periods Ended June 30, 1999 and 1998

NOTE 4 - LOSS PER SHARE

Net loss per common share is computed based on the weighted-average number of common shares and common share equivalents outstanding.

For the 1999 fiscal period, stock options outstanding have not been included in the computation of diluted loss per share as the inclusion of these securities would be antidilutive. Consequently, no differences existed between basic and diluted loss per share for the periods presented. The weighted-average number of shares outstanding after giving retroactive effect to subsequent share transactions are 8,906,006 for the 1999 fiscal period and 7,691,586 for the 1998 fiscal period.

Refer to Note 3

NOTE 5 - RELATED PARTY TRANSACTIONS

a)   Due to Related Party

During the 1999 fiscal period, the Company entered into two agreements with a private company to design and produce the Company's internet site and other corporate materials for an estimated total cost of $141,081 (1998 fiscal period - Nil), of which $132,971 was incurred by the Company. The President of the Company is also the president of this private company.

At June 30, 1999, the Company owed $18,965 (June 30, 1998 - Nil) to this private company.

b)   Loan Payable to Related Party

During the 1999 fiscal period, the Company repaid a $30,000 loan from a private company wholly-owned by a former President of the Company. This amount relates to the cancellation during the 1999 fiscal period of 3,000,000 shares issued during the 1997 fiscal year for total cash proceeds of $30,000.

Refer to Note 3

c)   Sale of Marketable Securities

During the 1999 fiscal period, the Company sold 59,800 shares of Trans-Orient Petroleum Ltd. for cash proceeds of $81,972, net of commissions, resulting in a loss of $92,958. These available-for-sale securities were originally acquired at a cost of $174,930 and reported historically at market value, with unrealized gains and losses included as a component of comprehensive income.

VERIDA INTERNET CORP. (Formerly Austral Pacific Energy Corp.)
(A Development Stage Enterprise)
Notes to the Financial Statements
(Unaudited   Prepared by Management)

For the Six Month Periods Ended June 30, 1999 and 1998

NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

c)   Sale of Marketable Securities

Trans-Orient Petroleum Ltd. is a public company with directors, officers and/or principal shareholders in common with the Company.

d)   Employment Agreements and Stock Options

The Company entered into an employment agreement with the Company's Executive Vice President at a rate of $7,500 per month. The employment agreement also provides for a stock option granted during the 1999 fiscal period to purchase 200,000 shares of the Company exercisable at a price of $4.00 per share, subject to vesting provisions.

The Company entered into an employment agreement with the Company's Chief Technology Officer at a rate of $4,000 per month. The employment agreement also provides for a stock option granted during the 1999 fiscal period to purchase 150,000 shares of the Company exercisable at a price of $4.00 per share, subject to vesting provisions.

e)   Software Purchase Agreement

The Company entered into an agreement to purchase computer software from NetOpus Incorporated in consideration of $181,250 consisting of $50,000 in cash and 25,000 common shares of the Company at a deemed price of $5.25 per share. The Company has the right to use, brand, sell and market this computer software including the right to modify and customize at the Company's expense as required. Additionally, the Company has the right to share equally in any revenue generated from any future sale or licensing of the modified computer software by NetOpus Incorporated.

The Chief Technology Officer of the Company is the president of NetOpus Incorporated.

f)   Consulting Agreement

During the 1998 fiscal period, the Company incurred $18,000 in consulting fees to a private company wholly-owned by the former
President of the Company.

NOTE 6 - INCOME TAXES

There are no income taxes payable by the Company at June 30, 1999.

VERIDA INTERNET CORP. (Formerly Austral Pacific Energy Corp.)
(A Development Stage Enterprise)
Notes to the Financial Statements
(Unaudited   Prepared by Management)

For the Six Month Periods Ended June 30, 1999 and 1998

NOTE 7 - NAME CHANGE

On March 11, 1999, the name of the Company was changed from Austral Pacific Energy Corp. to Verida Internet Corp.

ITEM 2.  PLAN OF OPERATION

     Verida Internet Corp. (the "Registrant") is incorporated under the laws of the State of Nevada. The common shares of the Registrant trade on the OTC Bulletin Board ("OTCBB") as operated by the National
Association of Securities Dealers Inc. under the symbol "VERY".

     The head office of the Registrant is located at Suite 1500, 50 California Street, San Francisco, California 94111. The Registrant's Internet web site address is www.verida.com.

     Management has determined that consistent with the Registrant's new business plan, part of its plan of operation for the next 12 months is to secure the necessary technological assets to support the proposed products and services to be offered by the Registrant.

     The Registrant plans on offering a product "suite" of World Wide Web ("Web") based services in order to allow potential clients to take
advantage of the technology of the Internet   cost-effectively finding
and selling to customers online, while developing ongoing electronic commerce relationships with them, which in turn will help establish company brands and capture customer loyalty. The Registrant seeks to build a suite of applications both to provide a broad spectrum of services and functions to its clients and a maintainable infrastructure to support day-to-day internal operations and site administration.

     The suite of services intended to be offered by the Registrant to its clients will be located on servers controlled by the Registrant, allowing potential clients to access these services through their own existing Internet connections utilizing standard Internet browsers such as Netscape's "Communicator" or Microsoft's "Internet Explorer". The client would not require any specialized software or hardware to use the Registrant's services. The Registrant's products will be provided as "web services" that can be accessed on a cost-effective, as-needed basis at anytime over the Internet.

     The Registrant's planned product suite proposes to offer four types of services in support of business-to-business e-commerce under the following names:

1.   VeriPlace

     The proposed VeriPlace service is intended to create and support Internet business communities ("IBCs"). IBCs are industry specific online markets or exchanges that provide a market for buyers and sellers in a specific industry. The main purpose of the VeriPlace service is to provide Web technology to the Registrant's clients which will allow them to conduct e-commerce, and aggregate, search, organize and distribute information within their specific industry. During the second quarter ending June 30, 1999, the Registrant also began investigating and researching various industries which the Registrant believes would be promising areas in which to launch future IBCs. Over the course of the next few months the Registrant intends to begin the process of selecting, designing and building certain IBCs which, in its opinion, are warranted to launch the Registrant into the business of building business-to-business IBCs.

2.   VeriStore

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

3.   VeriMark

     The proposed VeriMark service is intended to be a package of automated online marketing solutions which will allow online marketers to deploy, track and measure the cost effectiveness of their online marketing efforts. The service will work as an automated electronic marketing manager which will essentially automate the online marketing process from the first customer contact to the "thank you" email at the end of a sale.
     The VeriMark service will allow its clients to accomplish online marketing campaign management including the sending of marketing email, the posting of banner ads, building databases of prospects, sending fulfillment and follow-up materials to prospects, and tracking effectiveness ratios and statistics.

4.   VeriBase

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

     The Registrant is taking steps to acquire technology and retain personnel to enable it to provide secure and comprehensive Internet-based electronic commerce ("e-commerce") solutions for business-to-business transactions. During the second quarter ending June 30, 1999 the Registrant began a process to research, validate and select the optimal mix of pre-built products and/or development technologies to best deliver the Registrant's chosen and anticipated set of services to its customers. In selecting the appropriate base technology the Registrant reviewed various existing products and tools sets with the goal of selecting a technology which offered maximum flexibility, scalability and stability. The Registrant considers its business model to be unique. Therefore, the Registrant requires a unique set of tools to realize its business objectives. After reviewing the available technologies in light of the Registrant's business goals, the Registrant chose The Sales Associate System. The Sale Associate System is based upon the Microsoft platform and includes store creation functionality, shopping cart, secure transaction processing, extensive web-based administration and integration with CyberCash and PaymentNet for real time credit card processing

     As a result of its findings, the Registrant taken the initial step of acquiring e-commerce software technology by entering into a software purchase agreement with NetOpus Incorporated ("NetOpus") in order to purchase the core technology necessary to support the services the Registrant intends to offer. NetOpus is a private company which owns the rights to certain preexisting computer software marketed by NetOpus as the "Sales Associate Store Creator" commerce system (the "Base Technology"). Under the terms of the agreement, the Registrant purchased the right to use, modify, customize, brand, sell and market the Base Technology to provide online transaction processing functionality and features within the sites that the Registrant develops.

     The Base Technology has been provided by NetOpus in consideration of a onetime fee paid by the Registrant to NetOpus. The onetime fee consists of a combination of $50,000 and the issuance to NetOpus of 25,000 common shares of the Registrant. The 25,000 shares of the Registrant will be restricted from resale for a period of 12 months from the date of issuance. At the end of the twelve month period, the shares may be re-sold at a rate that cannot exceed 2,083 shares per month maximum or split adjusted.

     The Registrant is currently in the process of upgrading and modifying the purchased software to enhance and further support proposed services to be offered by the Registrant. The Registrant may acquire or license additional software technology through a technology licensing or purchase agreement to ensure that other proposed services offered by the Registrant are delivered in a timely and useable manner as part of the plan of operations for the next 12 months.

     Given the Registrant's current level of working capital and operations being conducted to develop its products, it is expected that the Registrant can satisfy its cash requirements until November 1999 before additional capital will have to be raised. Additional sources of financing will most likely be sought through future private placements of the Registrant's common shares rather than seeking interest-bearing loans. However, the Registrant recognizes that as a result of its limited, financial, managerial, or other resources, the number of suitable financing options may be limited. Should these additional sources of capital not be found the Registrant will modify its operations to conserve working capital by concentrating on fewer products and/or services being advanced.

     In addition to the Registrant's two pre-existing Officers, Mr. Michael Hinshaw and Mr. Mark Katsumata, the Registrant has recently hired an additional two Executive Officers who have considerable experience within the computer industry. Mr. Richard Cohn will fulfill the duties of Executive Vice President of the Registrant while Mr. Steve Zimmerman will fulfill the role of Chief Technology Officer. The Registrant has also recently hired a new employee to direct the Registrant's media and public relations. The Registrant is currently seeking to secure new employees in software programming and technology development and intends to hire any further employees on an as needed basis.


                    PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Registrant is not a party to any legal proceedings.

        ITEM 2.     RECENT SALES OF UNREGISTERED SECURITIES

Placements of Securities

     During the quarter ending June 30, 1999 the Registrant has issued the following unregistered securities at the following prices. There were no underwriters engaged and no underwriting discounts or commissions paid. All common stock issues were made pursuant to exemptions from registration contained in Regulation S, Rules 901-905 and Section 4(2) of the 1933 Securities Act.

Common Stock Issuance

Date      Type of Security    Number    Proceeds  Exemption

1999
 05/13    Common Shares       60,000    $300,000  Reg. S (901-905)
 07/07    Common Shares       25,000    [1]       Section 4(2)

[1] NetOpus Incorporated, a private company owned and controlled by Mr. Steve Zimmerman, entered into an agreement with the Registrant on June 11, 1999 whereby NetOpus is to be issued 25,000 shares of the Registrant at a settlement price of $5.25 per share under section 4(2) as partial payment for the sale of its technology assets. Mr. Zimmerman is also an Executive Officer of the Registrant and as such, an affiliate of the Registrant. The Registrant granted the shares to NetOpus on July 7, 1999.

Stock Options Granted

     During the quarter ending June 30, 1999 the Registrant issued options under its 1999 Stock Option Plan to directors, officers and key employees to acquire its common shares in the following amounts:

                                        Exercise
Date      Type of Security    Number    Price     Term
1999
 06/14    Stock Option        500,000   $5.25     5 years [1]
 06/14    Stock Option        105,000   $5.25     5 years [2]
 06/14    Stock Option        350,000   $4.00     5 years [2]
 06/14    Stock Option         75,000   $5.25     5 years [3]


     All the above options were issued under Section 4(2) of the 1933 Securities Act. None of the options were exercised during the quarter ending June 30, 1999.


Footnotes begin on following page.

[1] The option to acquire 200,000 shares of the Registrant was issued to the President of the Registrant and will vest upon the following schedule: at 6 months from granting he can exercise his option with respect to 25% of the total granted; at 12 months from granting he can exercise his option with respect to a further 25% of the total granted; at 24 months from granting he can exercise his option with respect to a further 25% of the total granted and at 36 months from granting he can exercise his option with respect to a final 25% of the total granted. The shares acquired on the exercise of the option carry resale restrictions which provide that up to a maximum of 10% of the total vested may be sold in any 30 day period. The President of the Registrant was also granted a second option to acquire 300,000 shares of the Registrant. These options are not subject to any vesting or resale provisions.

[2] The options where issued to various directors, officers and key employees. With respect to each individual receiving these options, the options will vest upon the following schedule: at 6 months from granting the individual can exercise their option with respect to 25% of the total granted; at 12 months from granting the individual can exercise their option with respect to a further 25% of the total granted; at 24 months from granting the individual can exercise their option with respect to a further 25% of the total granted and at 36 months from granting the individual can exercise their option with respect to a final 25% of the total granted. The shares acquired on the exercise the option carry resale restrictions which provide that up to a maximum of 10% of the total vested may be sold in any 30 day period.

[3] The option was issued to a key employee and will vest upon the following schedule: at 12 months from granting the individual can exercise their option with respect to 12.5% of the total shares granted and thereafter the employee may exercise a further 12.5% in each 6 month period. The shares acquired on the exercise of the option carries resale restrictions which provide that up to a maximum of 10% of the total vested may be sold in any 30 day period.

   Use of Proceeds

     As discussed above in the Item 2 "Management Discussion" section, the Registrant paid a one time fee consisting of $50,000 and the issuance of 25,000 common shares to NetOpus as consideration for the purchase of the Base Technology.

     During the six months ending June 30, 1999 the Registrant incurred $104,818 in office and miscellaneous expenses.

Also see ITEM 5(b)


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the quarter ended June 30, 1999, no matters were submitted to the Registrant's security holders.


ITEM 5.  OTHER INFORMATION

     (a) On June 14, 1999 the Registrant approved of the implementation of a Stock Option Plan which authorizes the granting of options to acquire up to a maximum of 3,000,000 common shares of the Registrant to persons employed or associated with the Registrant, including without limitation any employee, director, general partner, officer, attorney, accountant, consultant or advisor. The Stock Option Plan is intended to advance the best interests of the Registrant by providing additional incentive to those persons who have a substantial responsibility for its management, affairs, and growth by increasing their proprietary interest in the success of the Registrant, thereby encouraging them to maintain their relationships with the Registrant. Further, the availability and offering of Stock Options under the Plan supports and increases the Registrant's ability to attract, engage and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability of the Registrant for the shareholders depends.

     (b) During the six month period ending June 30, 1999, the Registrant entered into two agreements with a private company to design and produce the Registrant's internet site and other corporate materials for an estimated total cost of $141,081 (1998 fiscal period - Nil), of which $132,971 was incurred by the Registrant. The President of the Registrant is also the president of this private company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following Exhibits are a part of this Form 10-Q.

     Exhibit   Description
     Number
     27.3      Financial Data Schedule
     99.3      Share Option Plan

                             SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   VERIDA INTERNET CORP.
                                   (Registrant)


Dated: August 12, 1999             By:  /s/ Michael Hinshaw
                                        Michael Hinshaw, President


Dated August 12, 1999              By:  /s/ Mark Katsumata
                                        Mark Katsumata, Principal
                                        Financial Officer