Form 10-Q
period 1999-09-30
VERIDA INTERNET CORP
filed 1999-11-15
CIK 1083523

                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC 20549

                            FORM 10-QSB


[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1999

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period ________ from to ___________.

                              0-25757
                       Commission file number

                       VERIDA INTERNET CORP.
 (Exact name of Small Business Issuer as Specified in its Charter)

State of  Nevada                        98-0164651
(State or other jurisdiction            (I.R.S. Employer
of Incorporation or Organization)       or Identification Number)

                       50 California Street
                            Suite 1500
                  San Francisco, California  94111
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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
                  Yes [X]                 No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $.00001 par value per share: 9,150,571 outstanding as of September 30, 1999

Transitional Small Business Disclosure Format (check one):
                 Yes [  ]                 No [ x ]

                   PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VERIDA INTERNET CORP. (Formerly Austral Pacific Energy Corp.)
(A Development Stage Enterprise)
Balance Sheets
(Unaudited - Prepared by Management)

                                        September 30,  September 30,
                                        1999           1998
ASSETS
Current
  Cash and short-term deposits          $  1,246,764   $   196,336
  Prepaid expenses                             7,224            -
  Subscriptions receivable                        -        133,700
                                        ------------   -----------
                                           1,253,988       330,036
  Property and equipment, net                 60,621            -
  Deposit (Note 3)                           150,000            -
  Capitalized software development
   costs, net (Note 6)                       161,110            -
                                        ------------   -----------
TOTAL ASSETS                            $  1,625,719   $   330,036
                                        ============   ===========
LIABILITIES
Current
 Accounts payable and accrued
  liabilities                           $     63,964   $     2,078
 Due to related party (Note 6)                46,323            -
 Loan payable to shareholder (Note 6)        202,000            -
 Loan payable to related party (Note 6)           -         30,000
                                        ------------   -----------
TOTAL LIABILITIES                            312,287        32,078
                                        ------------   -----------
STOCKHOLDERS' EQUITY
Common stock, $0.00001 par value;
 100,000,000 shares authorized (Note 4)
 (1999: 9,150,571 shares issued and
 outstanding) (1998: 8,887,000 shares
 issued and outstanding)                          92            89
  Additional paid-in capital               2,459,365       340,621
  Deferred compensation (Note 4)            (437,500)           -
  Deficit accumulated during the
   development stage                        (708,525)      (42,752)
                                        ------------   -----------
TOTAL STOCKHOLDERS' EQUITY                 1,313,432       297,958
                                        ------------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                 $  1,625,719   $   330,036
                                        ============   ===========

                                 1

VERIDA INTERNET CORP. (Formerly Austral Pacific Energy Corp.)
(A Development Stage Enterprise)
Statements of Operations
(Unaudited - Prepared by Management)

                    Nine Month     Nine Month     November 1, 1996
                    Period Ended   Period Ended   (inception) to
                    September 30,  September 30,  September 30,
                    1999           1998           1999
REVENUE

Interest income     $       9,705  $       3,233  $       15,182
                    -------------  -------------  --------------
OPERATING EXPENSES
Depreciation and
 amortization              23,529             -           23,529
Product development       224,897             -          224,897
General and
 administrative           331,366         19,655         382,323
Loss on sale of marketable
 securities (Note 6)       92,958             -           92,958
                    -------------  -------------  --------------
                          672,750         19,655         723,707
                    -------------  -------------  --------------
NET LOSS FOR THE
 PERIOD             $    (663,045) $     (16,422) $     (708,525)
                    ============== =============  ==============
BASIC AND DILUTED LOSS
 PER SHARE (Note 5) $       (0.07) $       (0.00) $        (0.12)
                    =============  =============  ==============

VERIDA INTERNET CORP. (Formerly Austral Pacific Energy Corp.)
(A Development Stage Enterprise)
Statements of Cash Flows
(Unaudited -  Prepared by Management)

                         Nine Month     Nine Month     November 1, 1996
                         Period Ended   Period Ended   (inception) to
                         September 30,  September 30,  September 30,
                         1999           1998           1999
OPERATING ACTIVITIES
Net loss for the period  $   (663,045)  $     (16,422) $   (708,525)
Adjustments and changes in
 non-cash working capital:
 Depreciation and
  amortization                 23,529              -         23,529
 Loss on sale of marketable
  securities                   92,958              -         92,958
 Prepaid expenses              (7,224)             -         (7,224)
 Accounts payable and
  accrued liabilities          59,386              78        63,964
 Due to related party          46,323              -         46,323
                         ------------   -------------  ------------
Net cash used in operating
 activities                  (448,073)        (16,344)     (488,975)
                         ------------   -------------  ------------
FINANCING ACTIVITIES
Common shares issued
 for cash                   1,683,697          59,010     1,900,707
Cost of common stock
 offering                          -               -        (10,000)
Repayment of loan payable
 to related party             (30,000)             -        (30,000)
Loan payable to related party      -               -         30,000
Loan payable to shareholder   202,000              -        202,000
                         ------------   -------------  ------------
Net cash provided by
 financing activities       1,855,697          59,010     2,092,707
                         ------------   -------------  ------------
INVESTING ACTIVITIES
Purchase of property and
 equipment                    (64,010)             -        (64,010)
Payment of deposit towards
 purchase of Triad
 Creative, Inc.              (150,000)             -       (150,000)
Purchase of software from
 NetOpus Incorporated         (50,000)             -        (50,000)
Proceeds from sale of
 marketable securities         81,972              -         81,972
Purchase of marketable
 securities                        -               -       (174,930)
                         ------------   -------------  ------------
Net cash used in
 investing activities        (182,038)             -       (356,968)
                         ------------   -------------  ------------
Net increase in cash        1,225,586          42,666     1,246,764
Cash position - Beginning
 of period                     21,178         153,670            -
                         -------------  -------------  ------------
Cash position -
 End of period           $   1,246,764  $     196,336  $  1,246,764
                         =============  =============  ============

VERIDA INTERNET CORP. (Formerly Austral Pacific Energy Corp.)
(A Development Stage Enterprise)
Statements of Changes in Stockholders' Equity
(Unaudited - Prepared by Management)
For the Nine Month Periods Ended September 30, 1999 and 1998

                                             Additional
                            Common Stock     Paid-in   Deferred
                         Shares    Amount    Capital   Compensation
Balance at
  December 31, 1998      8,887,000 $  89          $   340,621    $       -

Common stock issued for
 cash at $5.00 and $7.00
 per share (Note 6)        238,571     3            1,549,994
Common stock issued to
 NetOpus Incorporated at
 $5.25 per share (Note 6)   25,000    -               131,250
Deferred compensation
  related to stock options                            437,500      (437,500)
Net loss during the period
Loss on sale of marketable
  securities realized
                         --------- -----          -----------    ----------
Balance at
  September 30, 1999     9,150,571 $  92          $ 2,459,365    $ (437,500)
                         ========= =====          ===========    ==========

Balance at
  December 31, 1997      3,600,000 $  36          $   147,964    $       -

Common stock issued for
  cash at $0.001, $0.03
  and $0.25 per share
  (Note 4)               5,287,000    53              192,657
Net loss during the period
                         --------- -----          -----------    ----------
Balance at
  September 30, 1998     8,887,000 $  89          $   340,621    $       -
                         ========= =====          ===========    ==========

















                                4-a

VERIDA INTERNET CORP. (Formerly Austral Pacific Energy Corp.)
(A Development Stage Enterprise)
Statements of Changes in Stockholders' Equity
(Unaudited - Prepared by Management)
For the Nine Month Periods Ended September 30, 1999 and 1998

                         Deficit
                         Accumulated
                         during the          Cumulative          Total
                         Development         Comprehensive       Stockholders'
                         Stage               Adjustment          Equity
Balance at
  December 31, 1998      $  (45,480)         $ (94,574)          $   200,656

Common stock issued for
 cash at $5.00 and $7.00
 per share (Note 6)                                                1,549,997
Common stock issued to
 NetOpus Incorporated at
 $5.25 per share (Note 6)                                            131,250
Deferred compensation
  related to stock options                                                -
Net loss during the period (663,045)                                (663,045)
Loss on sale of marketable
  securities realized                           94,574                94,574
                         ----------          ---------           -----------
Balance at
  September 30, 1999     $ (708,525)         $      -            $ 1,313,432
                         ==========          =========           ===========

Balance at
  December 31, 1997      $  (26,330)         $      -            $   121,670

Common stock issued for
  cash at $0.001, $0.03 and
  $0.25 per share (Note 4)                                           192,710
Net loss during the period  (16,422)                                 (16,422)
                         ----------          ---------           -----------
Balance at
  September 30, 1998     $  (42,752)         $      -            $   297,958
                         ==========          =========           ===========

















                                4-b

VERIDA INTERNET CORP. (Formerly Austral Pacific Energy Corp.)
(A Development Stage Enterprise)
Notes to the Financial Statements
(Unaudited - Prepared by Management)
For the Nine Month Periods Ended September 30, 1999 and 1998

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

VERIDA INTERNET CORP. (Formerly Austral Pacific Energy Corp.)
(A Development Stage Enterprise)
Notes to the Financial Statements
(Unaudited - Prepared by Management)
For the Nine Month Periods Ended September 30, 1999 and 1998

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

VERIDA INTERNET CORP. (Formerly Austral Pacific Energy Corp.)
(A Development Stage Enterprise)
Notes to the Financial Statements
(Unaudited - Prepared by Management)
For the Nine Month Periods Ended September 30, 1999 and 1998

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

f)   Property and Equipment

Property and equipment are stated at cost and are depreciated on a straight-line basis over their estimated useful lives of three years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the improvements.

Property and equipment consist of the following:

                                   September 30,  September 30,
                                   1999           1998
Computer equipment and software    $    55,997    $   -
Leasehold improvements                   8,013        -
                                   -----------    ------
                                        64,010        -
Accumulated depreciation and
 amortization                           (3,389)       -
                                   -----------    ------
                                   $    60,621    $   -
                                   ===========    ======

g)   Capitalized Software Development Costs

Capitalized software development costs are amortized on a straight-line basis over their estimated useful lives of three years.

h)   Product Development Costs

Product development costs include expenses incurred by the Company to develop, monitor and operate the Company's website. Product development costs are expensed as incurred.

NOTE 3 - DEPOSIT

The Company entered into a letter of intent to purchase Triad Creative, Inc., a private company owned by the President of the Company, in consideration of $750,000 in cash and 150,000 common shares of the
Company, subject to resale restrictions.   A non-refundable deposit of
$150,000 was paid to the President of the Company, which will be credited towards the cash amount to be paid upon closing.

Refer to Notes 6 and 9

VERIDA INTERNET CORP. (Formerly Austral Pacific Energy Corp.)
(A Development Stage Enterprise)
Notes to the Financial Statements
(Unaudited - Prepared by Management)
For the Nine Month Periods Ended September 30, 1999 and 1998

NOTE 4 - COMMON STOCK

a)   Stock Options and Share Purchase Warrants

During the 1999 fiscal period, stock options to purchase common shares of the Company were granted, as follows:

          Number of Shares    Price per Share     Expiry Date

          350,000             $ 4.00              June 14, 2004
          680,000             $ 5.25              June 14, 2004
            6,667             $ 7.20              August 13, 2004
          100,000             $ 7.00              August 15, 2004
            5,000             $ 9.12              September 15, 2004
            5,067             $ 9.10              September 21, 2004

These stock options are subject to various vesting and resale provisions with the exception of a stock option to purchase 300,000 common shares at a price of $5.25 per share.

During the 1999 fiscal period, share purchase warrants were issued to purchased 178,571 common shares of the Company at a price of $10.00 per share expiring on August 27, 2002.

Refer to Note 6

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

VERIDA INTERNET CORP. (Formerly Austral Pacific Energy Corp.)
(A Development Stage Enterprise)
Notes to the Financial Statements
(Unaudited - Prepared by Management)
For the Nine Month Periods Ended September 30, 1999 and 1998

NOTE 4 - COMMON STOCK (continued)

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

Refer to Note 6

NOTE 5 - LOSS PER SHARE

Net loss per common share is computed based on the weighted-average number of common shares and common share equivalents outstanding.

For the 1999 fiscal period, stock options outstanding have not been included in the computation of diluted loss per share as the inclusion of these securities would be antidilutive. Consequently, no differences existed between basic and diluted loss per share for the periods presented. The weighted-average number of shares outstanding after giving retroactive effect to subsequent share transactions are 8,947,215 for the 1999 fiscal period and 8,094,436 for the 1998 fiscal period.

Refer to Note 4

VERIDA INTERNET CORP. (Formerly Austral Pacific Energy Corp.)
(A Development Stage Enterprise)
Notes to the Financial Statements
(Unaudited - Prepared by Management)

For the Nine Month Periods Ended September 30, 1999 and 1998

NOTE 6 - RELATED PARTY TRANSACTIONS

a)   Due to Related Party

During the 1999 fiscal period, the Company entered into various agreements with Triad Creative, Inc. to design and produce the Company's internet sites and other corporate materials for an estimated total cost of $312,303 (1998 fiscal period - Nil), of which $275,486 was incurred by the Company. Triad Creative, Inc. is a private company owned by the President of the Company. At September 30, 1999, the Company owed $46,323 (September 30, 1998 - Nil) to this private company.

Refer to Note 3

b)   Loan Payable to Shareholder

During the 1999 fiscal period, the Company obtained a loan from a shareholder of the Company and issued a promissory note for $200,000. The promissory note accrues interest at a rate of 8% per annum and is due in full on or before August 16, 2000.

c)   Loan Payable to Related Party

During the 1999 fiscal period, the Company repaid a $30,000 loan from a private company wholly-owned by a former President of the Company. This amount relates to the cancellation during the 1999 fiscal period of 3,000,000 shares issued during the 1997 fiscal year for total cash proceeds of $30,000.

Refer to Note 4

d)   Transactions with Related Party

During the 1999 fiscal period, the Company sold 59,800 shares of Trans-Orient Petroleum Ltd. ("Trans-Orient") for cash proceeds of $81,972, net of commissions, resulting in a loss of $92,958. These available-for-sale securities were originally acquired at a cost of $174,930 and reported historically at market value, with unrealized gains and losses included as a component of comprehensive income.

VERIDA INTERNET CORP. (Formerly Austral Pacific Energy Corp.)
(A Development Stage Enterprise)
Notes to the Financial Statements
(Unaudited   Prepared by Management)

For the Nine Month Periods Ended September 30, 1999 and 1998

NOTE 6 - RELATED PARTY TRANSACTIONS (continued)

During the 1999 fiscal period, the Company issued 178,571 units at a price of $7.00 per share to Trans-Orient for cash proceeds of $1,249,997 pursuant to a private placement. Each unit consists of one common share and one share purchase warrant to purchase one additional share at a price of $10.00 per share expiring on August 27, 2002.

Trans-Orient Petroleum Ltd. is a public company with directors, officers and/or principal shareholders in common with the Company.

e)   Employment Agreements and Stock Options

The Company entered into an employment agreement with the Company's Executive Vice President at a rate of $7,500 per month. The employment agreement also provides for a stock option granted during the 1999 fiscal period to purchase 200,000 shares of the Company exercisable at a price of $4.00 per share, subject to vesting and resale provisions.

The Company entered into an employment agreement with the Company's Chief Technology Officer at a rate of $9,167 per month. The employment agreement also provides for a stock option granted during the 1999 fiscal period to purchase 150,000 shares of the Company exercisable at a price of $4.00 per share, subject to vesting and resale provisions.

The Company entered into an employment agreement with the Company's Vice President of Engineering at a rate of $9,167 per month. The employment agreement also provides for a stock option granted during the 1999 fiscal period to purchase 100,000 shares of the Company exercisable at a price of $7.00 per share, subject to vesting and resale provisions.

The Company entered into employment agreements with various other employees at an aggregate rate of $22,750 per month. These employment agreements also provide for stock options granted during the 1999 fiscal period to purchase an aggregate of 91,734 shares of the Company exercisable at prices between $5.25 and $9.12 per share, subject to vesting and resale provisions.

Refer to Note 9

f)   Software Purchase Agreement

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

For the Nine Month Periods Ended September 30, 1999 and 1998

NOTE 6 - RELATED PARTY TRANSACTIONS (continued)

The Chief Technology Officer of the Company is the president of NetOpus Incorporated.

g)   Consulting Agreement

During the 1998 fiscal period, the Company incurred $18,000 in consulting fees to a private company wholly-owned by the former
President of the Company.

NOTE 7 - INCOME TAXES

There are no income taxes payable by the Company at September 30, 1999.

NOTE 8 - NAME CHANGE

On March 11, 1999, the name of the Company was changed from Austral Pacific Energy Corp. to Verida Internet Corp.

NOTE 9 - SUBSEQUENT EVENTS

In October 1999, the Company entered into an employment agreement with the Company's President and Chief Executive Officer at a rate of $15,000 per month.

In October 1999, the Company completed the purchase of Triad Creative, Inc., a private company owned by the President of the Company.

Refer to Note 3

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

     The Registrant's plan of operations for the next 12 months contains several overlapping sets of activities for the development, deployment, marketing, sales, customer service and support of the Registrant's products and services. The Registrant will develop or secure and deploy appropriate software, hardware, and human resources to achieve its business goals.

     The Registrant will offer a product set of World Wide Web ("Web") based services to allow clients in the business-to-business sector to conduct commerce on the Internet. The set of services offered by the Registrant to its clients will be located on servers controlled by the Registrant, and accessed by clients through their own existing Internet connections utilizing standard Internet browsers such as Netscape's "Communicator" or Microsoft's "Internet Explorer". The client would not require any specialized software or hardware to use the Registrant's services. The Registrant's products will be provided as "web services" that can be accessed on a cost-effective, as-needed basis at anytime over the Internet.

     The Registrant's offerings in support of business-to-business e-commerce come under the following names:

1.  VeriPlace

     VeriPlace is the brand name for the Registrant's online markets for business-to-business transactions in targeted industry and market segments. The Registrant is developing this offering to provide interactive marketplaces for businesses within a specific industry segment to buy and sell products and services. The Registrant is developing and licensing technology for these online markets that will facilitate commercial transactions on the Internet in the setting of an exchange, a catalogue, an auction or some combination of these settings. All VeriPlace online markets will be based on a central technology infrastructure developed by the Registrant, and may include technology components which are licensed. The Registrant plans for each VeriPlace online market to be customized to meet the transactional needs of the particular industry and market segment it serves.

     In addition to its commercial transaction functionality, the Registrant is developing its VeriPlace offerings to include other elements such as the distribution of news and information targeted to the specific industry or market segment served by a particular VeriPlace online market. The Registrant is working with a highly regarded distributor of global and industry news and information on the Internet for the news and information element of the VeriPlace online markets. The Registrant is also developing and licensing systems for the service and support of VeriPlace customers.

     The Registrant continues to investigate, research, and identify various opportunities for potential VeriPlace offerings in the agricultural, construction, financial services, environmental and energy industries. The Registrant has also begun the process of targeting, designing and building specific VeriPlace offerings that, in its opinion and in the opinions of individuals and/or organizations who are intimate with said industry and market segments, will serve specific industry and market segments not adequately served by existing Internet commerce offerings.

2.  VeriSuite

     VeriSuite is the brand name of the Registrant's e-commerce offering for businesses which may choose to participate in a certain VeriPlace online market, and are either uninterested in developing or are unable to develop an e-commerce infrastructure for their own business. The primary components of VeriSuite include VeriStore, providing e-commerce transactional capabilities, VeriMark, a package of automated online marketing tools, and VeriBase, providing data warehousing services.

     (a) VeriStore

     VeriStore will provide e-commerce transactional capabilities to manage and process transactions between an individual client and its customers. In addition to providing a client with the capability to create and maintain an E-Store on the Web, VeriStore will also provide a virtual back office infrastructure to enable clients to handle all aspects of online transactions. The virtual back office services will provide clients with the necessary tools to manage and process online transactions that occur when the client's customer purchases goods from their E-Store. The back office services will include: (1) processing of the client's customers orders and sending confirmations (2) online payment processing in real time (3) calculating applicable shipping costs and taxes (4) running multiple reports detailing online sales statistics for any given period and (5) managing customer queries.

     (b)  VeriMark

     The Registrant is developing the VeriMark service as a package of automated online marketing tools which will allow VeriStore marketers to deploy, track and measure the cost effectiveness of online marketing efforts. The service will also work as an automated electronic marketing manager that will automate the tracking of the online marketing process from the first customer contact through sales and fulfillment.

     (c)  VeriBase

     The VeriBase service will provide data warehousing services to allow VeriStore operators to electronically store their customers' contact and demographic information, track customer and prospect activity from online sales and marketing activities and perform analysis including demographic profiling and modeling.

     The VeriStore, VeriMark and VeriBase services are intended to operate in an integrated manner where a client may use one or more of the services in conjunction with another or as stand-alone services where the client has the need for only one of the services.

     The Registrant has also undertaken significant steps to develop branding for the company and its offerings, to establish and implement an integrated marketing plan, to develop an accurate and positive public identity among the news media and industry experts, and to ally with key business and technology leaders.

     The Registrant continues to develop its human resources and staffing plan and is hiring employees and contracting with specialists to achieve its business goals in a cost-effective manner. During the quarter ending September 30, 1999, the Registrant hired a Vice President of Engineering, and three new employees to fulfill the roles of development engineer, system engineer and technical lead (see Note 6(e) of ITEM 1. FINANCIAL STATEMENTS under PART 1 - FINANCIAL INFORMATION). Additionally, the Registrant has recently secured the services of a marketing counsel on a consulting basis to aid in developing the marketing efforts of the Registrant. To accommodate its growth, the Registrant has leased additional office space and is developing a site plan to consolidate its employees in a central location that provides its employees with a highly desirable and productive working environment.

     Given the Registrant's current level of working capital and operations being conducted to develop its products, it is expected that the Registrant can satisfy its cash requirements until March 2000 before additional capital will have to be raised. Additional sources of financing will most likely be sought through future private placements of the Registrant's common shares rather than seeking interest-bearing loans. However, the Registrant recognizes that as a result of its limited financial, managerial, or other resources, the number of suitable financing options may be limited. Should these additional sources of capital not be found the Registrant will modify its operations to conserve working capital by concentrating on fewer products and/or services being advanced.


                    PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Registrant is not a party to any legal proceedings.


        ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

Placements of Securities

     During the quarter ending September 30, 1999, the Registrant has issued the following unregistered securities at the following prices. There were no underwriters engaged and no underwriting discounts or commissions paid. All common stock issues were made pursuant to exemptions from registration contained in Regulation S, Rules 901-905 of the 1933 Securities Act.

Common Stock Issuance

          Type of
Date      Security  Number    Proceeds       Exemption

09/02/99  Units     178,571   $1,249,997     Reg. S (901-905)[1]

[1] Each Unit acquired was acquired at a price of $7.00 per unit and is comprised of one common share and one warrant. Each warrant entitles Trans-Orient Petroleum Ltd. to purchase an additional common share at a price of $10 per share within a three year period. Trans-Orient Petroleum Ltd. is a public company with directors, officers and/or principal shareholders in common with the Registrant.

     See Item 2 "Common Stock Issuances" of the Registrant's Form 10-QSB filed on August 13, 1999, which is hereby incorporated by reference, for further information on earlier placements of the Registrant's Common Stock.

     See Item 5 (c)

Stock Options Granted

     During the quarter ending September 30, 1999, the Registrant issued options under its 1999 Stock Option Plan to newly hired officers and key employees to acquire its common shares in the following amounts:

               Type of                  Exercise
Date           Security       Number    Price          Term

08/13/99       Stock Option     6,667   $7.20          5 years [1]
08/15/99       Stock Option   100,000   $7.00          5 years [2]
09/15/99       Stock Option     5,000   $9.12          5 years [1]
09/21/99       Stock Option     5,067   $9.10          5 years [1]

     All of the above options were issued under Section 4(2) of the 1933 Securities Act. No options were exercised during the quarter ending September 30, 1999.

[1] 12.%5 of Option may be exercised at 12 months and 12.5% every 6 months thereafter.
[2] 12.5% of Option may be exercised at 6 months and 12.5% every 6 months thereafter until month 42 at which time a final 25% may be exercised.

     See Item 2 "Stock Options Granted" of the Registrant's Form 10-QSB filed on August 13, 1999, which is hereby incorporated by reference, for further information on earlier placements of the Registrant's Common Stock.

Use of Proceeds

     During the nine months ending September 30, 1999, the Registrant incurred $224,897 (see ITEM 5 (b)) in costs to design and produce the Registrant's web site and to further design and produce the Registrant's VeriPlace products. A further $331,366 in office and administrative expenses were incurred during the nine month period ending September
30, 1999.

     During the quarter ending September 30, 1999, the Registrant purchased certain computer and hardware assets in support of its business including $29,315 in computer server equipment, $26,682 in office computer equipment and $8,013 in leasehold improvements.

Also see ITEM 5(c)

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the quarter ended September 30, 1999, no matters were submitted to the Registrant's security holders.


ITEM 5.  OTHER INFORMATION

     (a) On August 16, 1999, the Registrant obtained a $200,000 loan from a non-affiliate shareholder of the Registrant and issued a promissory note for such. The promissory note accrues interest at a rate of 8% per annum and is due in full on or before August 16, 2000.

     (b) During the nine months ending September 30, 1999, the Registrant entered into various agreements with Triad Creative, Inc. to design and produce the Registrant's internet sites and other corporate materials for an estimated total cost of $312,303 (1998 fiscal period -
Nil), of which $275,486 was incurred by the Registrant. Of the $275,486 incurred, $224,897 is directly related to product development while the remainder was attributable to office and administrative expenses. Triad Creative, Inc. is a private company owned by the President of the Registrant which, in addition to providing its services to the Registrant, has a broad spectrum of other clientele which it provides marketing and communications services to. At September 30, 1999, the Registrant owed $46,323 (September 30, 1998 -
Nil) to this private company.

     (c) During the quarter ending September 30, 1999, the Registrant entered into a letter of intent to purchase Triad Creative, Inc., a private company owned by the President of the Registrant, in consideration of $750,000 in cash and 150,000 common shares of the Company, subject to resale restrictions. The total purchase price to be paid by the Registrant, including both shares and cash, for the purchase of Triad Creative Inc. is $1,800,000. Prior to determining the price to be paid, the Registrant's board of directors received an independent evaluation of the value of Triad Creative, Inc. The evaluation determined that the fair market value of Triad Creative, Inc. was between $1,700,000 to $2,100,000. A non-refundable deposit of $150,000 was paid to the President of the Registrant on the signing of the letter of intent, which will be credited towards the cash amount to be paid upon closing. Subsequent to September 30, 1999, the Registrant and its President have executed the purchase agreement whereby Triad Creative, Inc. will become a wholly-owned operating subsidiary of the Registrant. Triad Creative, Inc. will continue to operate its pre-existing business as a subsidiary of the Registrant upon the closing of the proposed transaction.

     (d) During the quarter ending September 30, 1999, the Registrant acquired Directors' and Officers' and Company Reimbursement Indemnity Insurance ("D&O Insurance") with an upper of liability limit of $2,000,000. The annual cost to the Registrant for the D&O Insurance is $47,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

27.1      Financial Data Schedule
99.1      Employment Agreement for Vice President - Engineering
99.2      Promissory Note

                             SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              VERIDA INTERNET CORP.
                              (Registrant)


Dated: November 12, 1999      By:  /s/ Michael Hinshaw
                                   Michael Hinshaw, President


Dated: November 12, 1999      By:  /s/ Mark Katsumata
                                   Mark Katsumata, Principal Financial
                                   Officer