Form 10KSB
period 1999-12-31
VERIDA INTERNET CORP
filed 2000-03-30
CIK 1083523

              U.S. SECURITIES AND EXCHANGE COMMISSION
                       450 Fifth Street, N.W.
                       Washington, D.C. 20549

                            FORM 10-KSB

[ x ]     Annual Report pursuant to Section 13 or 15(d) of the
          securities exchange act of 1934
          For the fiscal year ended December 31, 1999
          OR
[   ]     Transition Report pursuant to section 13 or 15(d) of the
          securities exchange act of 1934
          For the transition period from _________ to _________

                   Commission File No. 000-25757

                       VERIDA INTERNET CORP.
           (Name of Small Business Issuer in its charter)

STATE OF NEVADA                              98-0164651
(State or other jurisdiction                 (I.R.S. Employer
of incorporation )                           Identification No.)

                 14 East Sir Francis Drake Boulevard
                  Larkspur, California USA  94939
      (Address of and Zip code of Principal Executive Offices)

Issuer's telephone number, including area code:   (415) 464-8600

Securities to be registered pursuant to Section 12(b) of the Act:
     NONE

Securities to be registered pursuant to Section 12(g) of the Act:
     Common Stock   (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     [ x ] YES    [   ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

As of March 24, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was $18,807,928, based upon a $8.8125 per share trading price on that date.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The registrant's revenues for its most recent fiscal year were $179,086.

Class A Common Stock               9,510,094 Shares Outstanding
$.00001 par value                  as of March 24, 2000

                Documents Incorporated By Reference
                                None

                               PART I

ITEM 1.   DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . .3
     A.   Business Development . . . . . . . . . . . . . . . . . . .3
     B.   Business of the Issuer . . . . . . . . . . . . . . . . . .4
          Cautionary Note - Forward Looking Information. . . . . . .4
          Summary of Business Goals. . . . . . . . . . . . . . . . .4
          Industry Background - The Internet . . . . . . . . . . . .4
          Traditional Approaches to Supply Procurement . . . . . . .5
          AgriPlace. . . . . . . . . . . . . . . . . . . . . . . . .8
          PetroPlace . . . . . . . . . . . . . . . . . . . . . . . .8
          Related Applications Development . . . . . . . . . . . . .9
          Business Acquisitions and Co-Development Arrangements
          Acquisition of Triad Creative, Inc.. . . . . . . . . . . 10
          Acquisition of Software from NetOpus Incorporated. . . . 11
          Number of Total Employees and Number of Full Time
            Employees. . . . . . . . . . . . . . . . . . . . . . . 12
          Risk Factors . . . . . . . . . . . . . . . . . . . . . . 12
          1.   Early Stage Development . . . . . . . . . . . . . . 12
          2.   Product Acceptance and Intense Competition. . . . . 12
          3.   History of Losses . . . . . . . . . . . . . . . . . 13
          4.   Significant and Immediate Additional Financing
               Requirements. . . . . . . . . . . . . . . . . . . . 14
          5.   No Patent or Proprietary Rights . . . . . . . . . . 14
          6.   Rapid Technological Change; Need for New Products;
               Introduction of Competitive Products. . . . . . . . 14
          7.   Liquidity and Volatility Risks for Investors in Common
               Shares. . . . . . . . . . . . . . . . . . . . . . . 14
          8.   Governmental Regulation . . . . . . . . . . . . . . 15
          9.   Potential Equity Dilution . . . . . . . . . . . . . 15
          10.  Possible Conflicts of Interest. . . . . . . . . . . 16
          11.  Key Employees . . . . . . . . . . . . . . . . . . . 16
          12.  Risks Associated With The Year 2000 . . . . . . . . 16
ITEM 2.   DESCRIPTION OF PROPERTIES. . . . . . . . . . . . . . . . 16
ITEM 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . 16
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . 17

                              PART II

ITEM 5.   MARKET PRICE OF AND DIVIDENDS ON VERIDA'S COMMON EQUITY AND
          OTHER SHAREHOLDER MATTERS. . . . . . . . . . . . . . . . 17
ITEM 6.   PLAN OF OPERATIONS . . . . . . . . . . . . . . . . . . . 19
          Management Discussion and Analysis . . . . . . . . . . . 20
          Twelve Months Ended December 31, 1999 - Compared to the
           Twelve Months Ended December 31, 1998 . . . . . . . . . 20
          Liquidity and Capital Resources. . . . . . . . . . . . . 21

ITEM 7.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . 22
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS. . . . . . 45

                             PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS. . . . . . . . . . . . . . . . . . . . . . . . . 45
ITEM 10.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . 49
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT52
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . 54
ITEM 13.  INDEX TO EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . 56

                               PART I

ITEM 1.   DESCRIPTION OF BUSINESS

A.   Business Development

Our company, "Verida Internet Corp." (sometimes herein "Verida," the "Issuer" or the "Registrant") was incorporated under the laws of the State of Nevada on November 1, 1996 under a previous name, Austral Pacific Energy Corporation. On November 8, 1996, Austral Pacific Energy Corporation changed its name by shortening it to Austral Pacific Energy Corp. Our common shares commenced trading in January 1997 on the OTC Bulletin Board ("OTCBB") under the trading symbol "APCE."

From incorporation through to February 1999, we were engaged in the business of oil and gas exploration as what is generally referred to as a "junior resource" company. On February 4, 1999, our Board of Directors determined it would be in the best interests of our company and its shareholders to consider an alternative business focus given the prevailing low oil prices and the difficulties in financing junior resource companies. On February 23, 1999, we announced that the Board of Directors had resolved to pursue Internet related opportunities with new management.

Subsequent to February 23, 1999 we began taking steps to acquire technology and retain personnel with a view to providing software and services to enable Internet-based electronic commerce ("e-commerce") solutions for business-to-business transactions. On March 11, 1999, we changed our name to Verida Internet Corp. and commenced trading on the OTCBB under the trading symbol "VERY."

In order to acquire marketing expertise and some existing business clientele and cash flow, we acquired on October 21, 1999, 100% of the issued and outstanding shares of Triad Creative, Inc., ("Triad") a previously private marketing agency owned and controlled by Michael Hinshaw, Verida's President and Chief Executive Officer. Triad was acquired through a merger under California law in consideration of the agreement by Verida to pay $750,000 ($450,000 paid to date) and the issuance of 150,000 restricted common shares valued at $7.00 each. (See
Item 12 - Certain Relationships and Related Transactions.)

We maintain a downtown corporate presence located at 50 California Street, Suite 1500, San Francisco, California 94111. Our primary offices are San Francisco Bay Area suburban business and executive offices at 14 East Sir Francis Drake Boulevard, Larkspur, California 94939. Our telephone number is (415) 464-8600 and our facsimile number is (415) 439-8660. Our Internet website is www.verida.com.

Verida's fiscal year end is December 31. We are required to file periodic reports with the SEC pursuant to Section 13 of the 1934 Exchange Act and will continue to file periodic reports voluntarily in the event its obligation to file such reports is suspended under the 1934 Exchange Act. The public may read and copy these materials at the SEC's Public Reference Room, 450 Fifth Street N.W., Washington, D.C., 20549 or see them at the SEC Internet site (http://www.sec.gov).

All monetary amounts disclosed in this Form 10-KSB are, unless otherwise indicated, expressed in United States dollars. Refer to Note 2 - Summary of Significant Accounting Policies of the financial statements under
Item 7.

B.   Business of the Issuer

Cautionary Note - Forward Looking Information

Except for the description of historical facts contained herein, this Form 10-SB contains certain forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 concerning our efforts to disclose or describe future activities, of the Registrant and the Registrant's future prospects. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or developments in our industry, to differ materially from the anticipated results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements in this document include statements describing growth in the online business-to-business market; the goals of our business model and the timing of the introduction of our Internet markets. Factors that could cause actual results to differ materially from anticipated results include risks and uncertainties such as: the ability to raise sufficient capital, dependence on new product development, uncertain demand for our services, risks involving the management of growth, competition, product development risks and risks of technological change, dependence on selected vertical markets, our ability to protect our intellectual property rights and the other risks and uncertainties detailed in our Form 10SB filed with the Securities and Exchange Commission.

Summary of Business Goals

The mission of Verida Internet Corp. is to develop and operate business-to-business, transaction focused e-marketplaces, in industry segments where inefficient distribution channels can be improved through novel approaches to problem solving using Internet based technologies.

We believe our value proposition to buyers and sellers within vertical markets will be to establish website markets which will enable participants' supply chains to optimize sales volume, reduce transaction costs and increase participants' profit margins by using the efficient communication of the Internet to trade goods and services. We believe we will be able to eventually translate the use by businesses of our websites into revenue generating activities.

We believe that a transactional focused Internet-based market, built to solve supply chain inefficiencies, is the key to faster market liquidity. We believe that both the marketplace buy side and sell side will integrate their trading activities through a common site if the site has effective transactional capabilities. We plan to include appropriate technology in each market place, which may include catalog, exchange and/or auction models, depending on the needs of each particular market. We believe that successful implementation can result in repeat trades, brand loyalty and establishing a viable revenue stream.

Industry Background - The Internet

The Internet is a worldwide medium of interconnected electronic and/or computer networks. Individuals and companies have primarily since 1995 recognized that the communications capabilities of the Internet to provide a medium for not only the promotion and communication of ideas and concepts, but also for the presentation and sale of information, goods and services.

Electronic commerce generally refers to the utilization of electronic networks to facilitate buying and selling of products, information and services between parties communicating through the Internet. In electronic commerce, computers and telecommunications take the place of paper documents, mail and faxes. Businesses now use computers to electronically send and receive a wide variety of business documents. These include, for example, product catalogs, price lists, purchase orders and invoices.

For example, Forrester Research has predicted the domestic business-to-business, e-commerce market may generate approximately $1.5 trillion in volume by the year 2003. The buying of goods may generate as much as $1.3 trillion; services will generate the remainder. BancBoston Robertson Stephens estimates the global market may double the U.S., exceeding $3.5 trillion by 2003.

Business-to-business e-commerce can take place through a business's proprietary web site or through third party hosted sites, known as net market makers or "metamediaries." A net market maker creates a neutral trading ground that multiple buyers and sellers access to gather information and conduct transactions. A metamediary typically provides additional functionality by aggregating a buyer/seller critical mass to:

     -    achieve market liquidity
     -    facilitate a multi-vendor and products marketplace
     -    conduct transactions
     - aggregate market data and providing content relevant to the buyer/seller community
     - provide third party services, including but not limited to, quality assurance, procurement management and back office functions such as order fulfillment and payment settlement.

Bear Stearns Equity Research Division currently estimates metamediaries provide more than 200 active business-to-business e-commerce markets, growing to as many as 100,000 in 2001.

Traditional Approaches to Supply Procurement

Until recently, most organizations have purchased their required operating inputs through paper based or semi-automated processes. These processes are typically costly, time consuming and involve significant involvement of administrative personnel. AMR Research, Inc., estimates the cost per procurement transaction in a range of $75 - 200, often exceeding the cost of items purchased.

Beyond the time and expense associated with manual processing costs, organizations suffer even greater costs when they cannot fully exploit procurement economies of scale. Most organizations lack the systems that enable them to monitor purchases and compile data necessary to negotiate better volume discounts with preferred suppliers.

Traditional procurement processes also result in missed revenue opportunities and additional costs to suppliers. When buyers are unable to channel purchases to preferred suppliers, these suppliers lose revenue. Suppliers also suffer from inefficient order fulfillment processes. Suppliers also spend significant resources on customer acquisition and sales costs, including integrated electronic commerce technologies, where both buyers and suppliers incur substantial extraneous costs in conducting commerce.

Savings through metamediaries will likely be accomplished by:

- Reduced transaction costs - An electronic order may cost $10 to generate while phone and fax transmissions cost an average $100

- Lower search costs - Product and supplier searches are time-consuming and information intensive. Aggregating data on a market site helps both buyers and sellers find matches faster and more economically.

- Lower workflow costs - Procurement management solutions can be offered by a metamediary to reduce internal organizational costs associated with product selection, approval and purchasing.

- More efficient fulfillment tracking - Online logistics tracking service eliminates multiple phone calls to track orders and delivery status, and allows corporations to more closely match safety stock requirements.

- Process automation - Procurement, ordering and fulfillment processes can be standardized via the web site, creating efficiencies for buyers and sellers and speeding up the entire transaction process.

The value proposition to buyers in a particular market will be to join forces in a virtual community, amassing the buying power of much larger organizations. The resulting benefit is the ability to more thoroughly compare availability, quality, costs and features of products and services from within a region or around the globe. Virtual buying will put competitive pressures on the supply side and may lower product prices as a result.

The value proposition to sellers includes access to new regional markets and distribution channels, with the potential to increase sales revenue and market reach. Sellers can use e-commerce to react quickly to competition, and in a matter of hours, implement new product or pricing strategies accordingly. More efficient online ordering and fulfillment processes will generate increased customer satisfaction and retention.

What the e-commerce analysts call "customer switching costs" is a major benefit to metamediaries as well as sellers. Once buyers combine their procurement organization with a vertical e-commerce site it is difficult and expensive for them to switch. As long as the metamediary does its job, and provides consistent, high-quality service, there should be reasonable customer retention.

We believe the success of the metamediary model is dependent on market participants being able to quickly realize positive revenue and related benefits from business-to-business e-commerce. For that reason, we will focus our business model on transactions. While other metamediaries appear to be relying more on content-centric sites to establish market participation, we believe the proof point for metamediaries will be increased sales and/or lower costs for market participants.

Our own success will depend on our ability to create market liquidity - a critical mass of buyers and sellers - in each market place. It will also depend on the sellers' ability to realize benefits such as lower transaction processing costs, new additional customers, markets and partner opportunities. On the buy side, suppliers will provide value by giving buyers more choices, lower search costs and better prices.
Planned Products and Services

We are in the early implementation phase of developing and acquiring technology and customer bases to enable the deployment of secure and comprehensive Internet-based e-marketplaces for business customers through transaction facilitation, information delivery and related product sales, and solutions for improving inefficiencies in existing supply chains. Our first marketplace, "AgriPlace" is being designed to facilitate the buying and selling of products and services in the North American agribusiness market. This includes the ability to buy and sell grain, fertilizer, and other farm-related products and services.
Most markets are potential business-to-business e-commerce candidates, but some will clearly be better candidates than others. We have established the following criteria to identify our initial selection of markets to target:

     - Markets that conduct at least $5 billion annually of transactions

     -    A fragmented or inefficient traditional supply chain.

     -    Costly vendor and vendor information search costs

     - The existence of vendor and product differentiation independent of price

     - The ability to potentially be the first to offer comprehensive and targeted metamediary services to a given market segment where there is no dominant Internet based competition

We believe that we must enter each market competitively with industry expertise in place. In the metamediary e-commerce business, it is essential that each e-marketplace have the benefit of in-depth industry knowledge in order to deliver high quality information and transactional services that closely meet the needs of each vertical marketplace. We may obtain this knowledge through partnerships or acquisitions. We believe this approach will enable us to develop markets with the necessary market depth and reach, from the standpoint of industry knowledge and linkage to the existing supply chain.

We plan on focusing on niche segments of larger markets, under our previously mentioned market criteria. We have initially chosen five industry sectors in which to seek niches: agribusiness, energy, building and construction, environment and finance. Our initial focus is on agribusiness and energy through our "Agriplace" and "PetroPlace" sites described below. We intend to offer our services to prospective clients through a combination of proprietary and licensed or purchased technology, and allow the participants to utilize standard Internet browsers and software.

VeriPlace is the umbrella brand name for our planned online e-marketplaces for business-to-business transactions in targeted industry or market segments. We are currently developing or buying technology for online markets that will facilitate commercial transactions over the Internet in the setting of an exchange, a catalog, an auction or some combination of these. All VeriPlace online markets will be based on a central technology infrastructure developed (or co-developed) by ourselves, and each VeriPlace online market will have to be extensively customized to meet the transactional needs of the particular industry segment it serves.
In addition to its commercial transaction functionality, we are developing VeriPlace offerings to include other elements, such as the distribution of news and information targeted to the specific industry or market segment served by a particular VeriPlace online market. We are working with Factiva, (formerly Dow Jones Reuters Interactive), a worldwide distributor of news and information, for relevant content incorporation into VeriPlace e-markets. Verida is also developing extensive systems for the service and support of future VeriPlace customers. We continue to investigate, research and identify vertical segments for potential VeriPlace e-markets in the five industries already identified. We have also begun the process of targeting, designing and building specific VeriPlace e-markets that, in our opinion, will serve specific industry segments not adequately addressed by existing Internet commerce competitors.

AgriPlace

"AgriPlace" is the name we use for the website we are co-developing as an agribusiness e-commerce hub with AgriPlace Inc. (formerly AG-Direct.Com Inc.), a private Alberta, Canada corporation. AgriPlace will initially support "GrainPlace," a real time grain trading exchange, and "InputPlace," a catalog of fertilizer and other farm inputs. In a Beta (or "live") test of the site which began in early September of 1999, and continued through to mid-November of 1999, in excess of 2.5 million bushels of grain were traded on the AgriPlace exchange.

Through the integration of licensed "exchange" software from an unrelated company, Agralink Exchange Ltd., we believe AgriPlace can combine our current systems and communications technology with the structure and discipline of formal commodity exchanges. We are working to provide a cost-effective, secure and open trading arena for agricultural products, with an initial emphasis on the grain trade initially in Western Canada. AgriPlace is being designed to facilitate trade activity in the feed grains and freight markets, and links grain companies, brokers and producers with their trading counterparts including feed mills, feedlots and international buyers.

The intention of AgriPlace is to effect the transactional process through to completion, starting with price discovery and including, order placement, trade completion, delivery instructions, delivery confirmation, invoicing and payment. AgriPlace is being designed to provide both open and transparent price discovery, and post-trade clearing through delivery and payment. As AgriPlace matures, we hope to introduce other products and services for sale through the market.

Currently, AgriPlace is being beta tested in the trading of Feed Barley, Canola, Feed Wheat, Milling and Feed Oats, Feed Peas, Hulless Barley and Freight. In its current "beta" format, AgriPlace has no ability to generate revenue. We are continuing the development of the AgriPlace's transactional functionality and expect to begin marketing our services through a public site launch in early 2000.

PetroPlace

PetroPlace is being designed to be an energy e-commerce hub, focused on the oil and gas exploration industry. It will initially support businesses seeking to buy and sell oilfield equipment, including excess inventory and idle assets with a focus on exploration companies in Southeast Asia. PetroPlace would facilitate a market by intermediating buyers and sellers and provide them with an easy-to-use, flexible on-line transactional capability, as well as other related products and services. Sellers would be able to list wares on the exchange and buyers will be able to source search and bid on needed materials. PetroPlace intends to represent an advance over existing regional distribution channels. PetroPlace perceives an opportunity to reduce inefficiency and provide 24/7 (or continuous) capability.

We believe that considerations such as ease of use, connectivity, reliability, relationship building capabilities, entrant qualification services and industry information will be as significant as price in causing a gravitation towards our online marketplace.

To establish an auction/exchange in the target market, we are researching the requirements of buyers, with a focus on transactional functionality including, but not limited to, real time bidding, notification on bid status, searching key words, tracking and scouting capability, personalizing viewing and similar system attributes.

Seller specific functionality requires the ability to easily post small or large numbers of listings of diverse quality, quantity and description, the ability to instantly review, modify, delete and re-post listings as well as to provide flexible text descriptions, reserve prices, bid period limitations, notifications, uploads, pre-clearance and hot-sheet services. Databases must provide for variable identifiers including serial numbers, descriptions, model numbers, categories, sizes, subtypes and countries of origin. We also plan on making markets for hydrocarbon inventories as well as professional/employment bulletin board opportunities and investment joint venturing availability.

As of late November 1999, we have "beta launched" our PetroPlace market. In its current "beta" format, PetroPlace is functioning solely as a petroleum information center and has no auction or exchange capability and therefore no ability to generate revenue. We are continuing the development of PetroPlace's transactional functionality and expect to offer a transactional market in 2000.

Related Applications Development

Verida also intends to develop and market an e-commerce applications suite called "Verisuite," to benefit certain VeriPlace participants who are not interested in building an e-commerce infrastructure for their own business. Only for use in those industry segments and vertical niches where deemed approporiate for the supply chain, the suite will be provided as a web service that resides on Verida's servers and can be accessed by clients as needed, over the Internet. "VeriStore" is the primary component, an e-commerce storefront platform to enable sellers to sell ancillary products of use in a particular vertical market. VeriStore is supported by two programs - VeriMark and VeriBase. VeriSuite will be offered as a menu. Sellers can choose one or all of the programs, depending on their needs.

In some VeriPlace markets, Verida expects to attract merchandisers of auxiliary goods which are intrinsic to that particular market. We are developing VeriStore to provide e-commerce transactional capabilities to manage and process transactions between suppliers and their customers. In addition to providing a supplier with the capability to create and maintain an e-Store on the Web, VeriStore will also provide a virtual back office infrastructure to enable clients to handle all aspects of online transactions conducted through VeriStore. The virtual back office services will provide clients with the necessary tools to manage and process online transactions that occur when the client's customer purchases goods from their e-Store. The back office services will likely include processing of the client's customer orders and sending confirmations, online payment processing in real time, calculating applicable shipping costs and taxes, running multiple reports detailing online sales statistics for any given period, and, managing customer queries.

We are developing VeriMark as an online marketing solution which will allow VeriStore marketers to track and measure the cost effectiveness of online marketing efforts. Near real-time analysis has the potential to eliminate much of the time, cost and guess work of evaluating and refining ongoing Internet-based marketing campaigns. We are also developing our "VeriBase" service to provide data warehousing services. This should allow VeriStore clients to electronically store their customer contact and demographic information, track customer and prospect activity from online sales and marketing activities, and perform demographic profiling analysis. The VeriMark and VeriBase services are intended to operate in an integrated manner where a client may use one or more of the services in tandem, or as stand-alone services.

Verida is continuing to develop, acquire (by purchase or license), test, and use technology for our product and service offerings. We are developing our technology with a view to flexibility, scalability and optimal transferability among our offerings, as well as ease-of-use by clients. We intend to customize our applications based on existing business processes and the needs of the various industries and clients to be served. We have also undertaken steps to develop branding for our company and our offerings.

Business Acquisitions and Co-Development Arrangements

Acquisition of Triad Creative, Inc.

On October 21, 1999, we completed the acquisition of Triad Creative, Inc. ("Triad") through a merger under California law, under terms which provided an effective cost to our company of $1.8 million. This was comprised of $750,000 cash and the issuance of 150,000 shares of Verida valued at $7.00 each. By March 10, 2000, we have paid $450,000 of the required cash component with the $300,000 balance payable on demand. We purchased Triad from the President of Verida, Mr. Michael Hinshaw, who was the sole owner, director and officer of Triad. (See Item 12 - Certain Relationships and Related Transactions.)

Triad (www.triadinc.com) is a strategic marketing and communications company, founded in 1982, providing positioning, branding and integrated marketing services. Since its incorporation, Triad has focused on serving the financial and high-technology market and providing integrated marketing and communications services. Triad's clients are located in California for the most part, primarily in the San Francisco, Silicon Valley and Los Angeles areas. We believe the market for Triad's services has grown as the number of technology and financial service companies in these areas has increased. Triad's clients have included companies such as CBS MarketWatch, Novell, Apple Computer, PointConnect, Wells Fargo, Bank of America and Imperial Bank. Triad continues to carry on its previous business as a wholly owned subsidiary of our company. Triad employs approximately ten persons and operates out of Verida's Larkspur offices.

Acquisition of Software from NetOpus Incorporated

On June 11, 1999, we entered into a software purchase agreement with NetOpus Incorporated ("NetOpus") to acquire core technology to support the services we intend to offer. NetOpus is a private company owned by Mr. Steve Zimmerman, our Chief Technology Officer, and Mr. David Zimmerman, our Vice-President of Engineering. NetOpus held the rights to certain pre-existing computer software marketed by NetOpus as the "Sales Associate Store Creator" commerce system ("Store Creator"). Under the terms of the agreement, we purchased the right to use, modify, customize, brand, sell and market the Store Creator, to provide online transaction processing functionality and features within the sites that we develop.

The Store Creator was sold by NetOpus in consideration of a one-time fee paid by our company to NetOpus. The one-time fee was $50,000 plus the issuance to NetOpus of 25,000 common shares of Verida at an agreed price of $5.25 per share. The 25,000 shares of Verida will be restricted from resale for a period until June 11, 2000 and thereafter have affiliate restrictions on resale.

We may upgrade and modify the Store Creator to support our proposed services. We may acquire or license additional software through a licensing or purchase agreement to ensure that our other services are delivered in a timely and useable manner during the plan of operation for the next 12 months. We have the right to use, brand, sell and market this software including the right to modify and customize it.
AgriPlace Agreement

On November 22, 1999, Verida entered into an interim shareholder's Agreement (the "AgriPlace Agreement") with two unrelated individuals, Mr. Terry Booth and Mr. Greg Lore who are Alberta, Canada residents, and Mr. Lore's company, AG-Direct.Com Inc. later renamed AgriPlace Inc. ("AgriPlace"). AgriPlace is the corporate vehicle through which Verida intends to launch its online market to serve the trading needs of the agricultural industry. Pursuant to the terms of the AgriPlace Agreement, we have the right to earn up to a 66.67% equity interest in AgriPlace in exchange for paying scheduled milestone payments, aggregating US$800,000. Upon satisfying our funding commitments, Mr. Booth and Mr. Lore will each retain a 16.67% interest in AgriPlace subject to dilution for all existing shareholders of Agriplace if additional investors purchase shares in AgriPlace. The purpose of the payments is to provide capital to AgriPlace to allow for further development, marketing and deployment of AgriPlace. The timing and amounts of the milestone payments are required over 14- 15 months and currently at the rate of $50,000 per month. As at March 10, 2000 Verida has paid $260,000 under the milestone payments schedule and has thereby earned approximately 39% of AgriPlace's equity. We may elect, upon 90 days notice to discontinue funding and retain our pro rata share, however we will lose the right to further fund AgriPlace. Under the terms of the AgriPlace Agreement, AgriPlace and Verida shall enter into an agreement pursuant to which Verida shall supply our expertise and services at commercially standard rates to a maximum of US$400,000, over a period of 18 months. We also have the option to acquire a further one half interest in Mr. Booth's and Mr. Lore's shares of AgriPlace from each of them upon a total payment of US$50,000. The option may only be exercised in the event that AgriPlace has failed to achieve certain development milestones within the first anniversary of signing the Agreement.

The Board of Directors of AgriPlace is eventually to be under the control of Verida but it was not as of December 31, 1999, the date of the accompanying audited financial statements. The terms of the Agreement also provide that Mr. Booth and Mr. Lore will enter into employment agreements with AgriPlace for an initial term of 24 months. As of March 28, 2000, the formal agreements contemplated to supersede the AgriPlace Agreement with Mr. Lore, Mr. Booth and AgriPlace remain to be negotiated.

Number of Total Employees and Number of Full Time Employees

At December 31, 1999 we had a total of 17 full time employees, which include the President and three officers. This personnel figure includes the Triad division but not any persons working for AgriPlace. Subsequent to December 31, 1999 we hired a Chief Information Officer. Of the 17 employees, 10 concentrate their efforts on work relating to Triad Creative Inc. We also currently contract the services of 2 consultants who provide marketing and financial management services. Mr. Mark Katsumata, our interim chief financial officer and corporate secretary provides his services on a part-time basis whereby he dedicates approximately 30% of his time to Verida. We are in the process of securing a full-time chief financial officer.

Risk Factors

In any business venture, there are substantial risks specific to the particular enterprise. At a minimum, our present and proposed business operations will be highly speculative and subject to the same types of risks inherent in any new or unproven venture, and will include those types of risk factors outlined below. Readers should carefully consider the risks described below before deciding whether to invest in shares of Verida's common stock. If we do not successfully address any of the risks described below, there could be a material adverse effect on our business, financial condition or results of operations, and the trading price of Verida's common stock may decline and investors may lose all or part of their investment. We cannot assure any investor that we will successfully address these risks.

1.   Early Stage Development

We are at an early stage of business and product development, and accordingly, have not begun to market or generate any revenues from the commercialization of our e-commerce products and services. Our potential products and services will require significant additional investment in research and development before they can be effectively marketed and commercialized. There can be no assurance that any of our products and services will be successfully marketed, or that the investment made in such potential products will be recouped through planned sources of revenues such as trading commissions, direct or indirect sales, licensing or usage agreements or related royalties.

2.   Product Acceptance and Intense Competition

The long-term success of our products hinge upon market acceptance by business-to-business customers. The online markets, products, services and software produced by and/or offered by our company must exhibit certain characteristics to garner a commercially significant market share in the industries that are targeted in an intensely competitive environment with few barriers to entry. There can be no assurance that our offerings will meet the specific needs of any identified industry. Even though our products and service offerings may be found to be functionally acceptable in identified business applications, there is no assurance that they will obtain market acceptance, or that they will do so within any anticipated timeframe. There are many large companies in the e-commerce software marketplace that produce mature and well-known software products that have been used for several years. These companies also possess far greater financial, marketing and human resources than us.

The business of facilitating business-to-business e-commerce is intensely competitive and fragmented, and is characterized by rapidly evolving technologies and service offerings. In addition, numerous companies, substantially all of which have significantly greater financial and other resources than us, are currently engaged in business-to-business e-commerce. These companies provide a range of e-commerce functionality and applications including, but not limited to, Internet store-fronts; Internet catalogs; secure Internet payment processing; Internet transaction processing including ordering, fulfillment, shipping, and confirmation elements; Internet database generation and analysis; automated Internet marketing; and vertical Internet business communities or exchanges.

Within each individual industry we are focusing on, there is considerable potential competition for our planned e-marketplaces. There are also e-market makers who, not unlike Verida, are focusing on building multiple vertical markets across a wide range of industries and industry segments. As an example, in the Agribusiness sector, we have identified 31 web businesses who offer agricultural products and services in the North American marketplace. These include companies such as xsAG, agriculture.com, DirectAg and farms.com. In the energy market, we have identified over 20 companies who offer products and services which may compete with Verida's planned offerings including companies such as petrocosm.com, petrisX, and IndigoPool. In the building and construction sector, direct and indirect competitors may include BricsNet, BuzzSaw, RedLadder, Ironmax and BuildPoint.

Firms who are concentrating on building multiple vertical markets, some of which may compete either directly or indirectly with Verida's planned e-marketplaces include VerticalNet, Ventro (formerly Chemdex), i2i, and TechTrader.

We anticipate that existing competitors are likely to expand the range and scope of their e-commerce offerings, and that new competitors, which may include technology companies, media companies, and industrial companies, are likely to increasingly offer business-to-business e-commerce solutions that may function similarly and may compete with those proposed by us.

3.   History of Losses

As of December 31, 1999, we have not recorded any revenues from the sales of services either through, or related to, Verida's core market focus of industry-specific online markets. Since its date of incorporation, we have accumulated net losses and expect such losses to increase as we continue development of our planned potential products, and its research into the development of additional potential products. We expect to continue to incur substantial losses unless and until such time as product sales generate sufficient revenues to fund its continuing operations.

4.   Significant and Immediate Additional Financing Requirements

Since our incorporation, we have relied on the contribution of time and effort by our management and capital contributions from investors to fund our operations. Currently, we do not have sufficient funds to carry out our proposed plan of operations. (See Item 6 - Plan of Operations.) We will require substantial additional funds for further research and development and the marketing of our products, some of which funds are immediately required. We will seek to obtain additional funds for these purposes through public and/or private equity or debt financing and/or from other sources. Without further funding we will not be able to continue with our proposed operations and products, the result of which would most likely cause a detrimental effect on the market price of our common shares. There can be no assurance that additional funding will be available at all or on acceptable terms to permit successful commercialization of our products.

5.   No Patent or Proprietary Rights

At the date hereof we hold no patents for our planned products and services. Our success may depend, in part, on our ability to obtain patents, maintain trade secret protection and operate without infringing on the proprietary rights of third parties or having third parties circumvent any acquired rights. The patent positions of software developers are uncertain and involve complex legal and factual questions. There can be no assurance that any future patent applications will result in the issuance of patents, that we will develop additional proprietary products that are patentable, that any patents issued to us will provide us with any competitive advantages, that such patents will not be challenged by any third parties, that the patents of others will not impede the ability of Verida to do business, or that third parties will not be able to circumvent our patents.

6. Rapid Technological Change; Need for New Products; Introduction of Competitive Products

The market for our proposed services is characterized by rapidly changing technology and frequent new product introductions. Even if our proposed services gain initial acceptance, our success will depend on, among other things, our ability to enhance our products and to develop and introduce new products and services that keep pace with technological developments, respond to evolving customer requirements and achieve continued market acceptance. There can be no assurance that we will be able to identify, develop, market, support or acquire new products or deploy new services successfully, that such new products or services will gain market acceptance, or that we will be able to respond effectively to technological changes or product announcements by competitors. Any failure by us to anticipate or respond adequately to technological developments and customer requirements or any significant delays in product development or introductions could result in a loss of market share or possible revenues.

7.   Liquidity and Volatility Risks for Investors in Common Shares

Our common shares are traded on the OTCBB. Only a limited number of securities brokers have become market makers in our shares. There can be no assurance that a stable market for our common shares will ever develop or, if it should develop, be sustained. It should be assumed that the market for our common shares will continue to be illiquid, sporadic and volatile. These securities should not be purchased by anyone who cannot afford the loss of the entire investment. As of August 1999 we became a "reporting" issuer under the Securities Exchange Act of 1934, in order to be traded by broker-dealers regulated by the National Association of Securities Dealers. If we fail to continue to be a reporting issuer, management may encounter difficulty in maintaining or expanding a trading market in the near term, if at all, and shareholders may not be able to sell their shares in the public market. There is no assurance that the public market for our common shares will be maintained or that the holder of common shares will be able to sell such shares in the quantity and at the price desired by such holder.

8.   Governmental Regulation

Our proposed services would be transmitted to customers in part over dedicated and public telephone lines. These transmissions are governed by regulatory policies establishing charges and terms for communications. Changes in legislation or in the Internet access industry, including regulatory or legislative changes which directly or indirectly affect telecommunication costs or increase the likelihood of competition from regional telephone companies or others, could have an adverse effect on our business; as could potential governmental actions outside of the United States. Other governmental factors in the United States and elsewhere, including Internet commerce regulation and taxation are uncertain and may have future adverse effects on Verida.

9.   Potential Equity Dilution

Our Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock. Our Board of Directors has the power to issue any or all of such shares that are not yet issued without stockholder approval. The Board of Directors will issue some or all of such shares to acquire further capital in order to carry out its intended operations or expand its current operations, or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the average book value or current market price of the outstanding shares of our common shares. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change of control of Verida.

We have also adopted a stock option plan authorizing up to 3,000,000 options of which at December 31, 1999 approximately 1,208,073 have been issued to directors, officers and employees. We have additional warrants issued to purchase 102,380 shares of our common stock from our treasury. The exercise of the options or warrants and the resale of those shares could adversely affect the market price of our common shares and could impair our ability to raise additional capital through the sale of its equity securities or debt financing.

In addition to the common shares issuable under the exercise of options and warrants, approximately 1,580,237 shares of restricted common shares will become eligible for unrestricted resale under Rule 144 during 2000. There is no assurance or agreement that all these holders will not sell any of their shares. If a substantial number of these shares were to be offered for sale or sold in the market, the market price of our common shares likely would be affected adversely

10.  Possible Conflicts of Interest

Some of the directors and officers also serve other companies and therefore may be engaged in the search for additional business opportunities on behalf of other corporations. Therefore, situations may arise where these directors and officers may be seen to be in competition with Verida.

11.  Key Employees

The success of our company and its ability to continue to carry on operations is dependent upon its ability to retain the services of certain key employees and members of its board of directors. Employment agreements generally do not have provisions which prevent a person from leaving an employer and the loss of services to our company may have a material adverse effect on our business. Other than Michael Hinshaw, no other director has an employment agreement with our company although generally other senior employees do.

12.  Risks Associated With The Year 2000

We did not experience any material problems as a result of the of the Year 2000 nor did we incur any material costs in preparation for the passing of the Year 2000. We will continue to monitor our computer systems to identify the systems that could be affected by the Year 2000 issue. Based upon the our lack of problems after December 31, 1999 and our current review of its systems, we do not believe that the Year 2000 problem will pose a material operations problem for us.


ITEM 2.   DESCRIPTION OF PROPERTIES

We do not currently own any real property. Our downtown presence is located at 50 California Street, Suite 1500, San Francisco, California 94111. The rental space is provided by a corporate support services firm under a month to month rental agreement at a rate of $400 per month. The rental agreement may be terminated by us on 30 days notice.

We lease Bay Area suburban business offices from which our operations are conducted at 14 East Sir Francis Drake Boulevard, Larkspur, California 94939. Suite "B" is comprised of 3170 square feet, and houses MIS staff, design, account, planning and productions staff, as well executive support staff, and management. Additionally, due to its expanding operations, we have recently secured an additional 850 square feet in Suite E at the same address, which houses development and technical staff, as well as research and strategic planning. The cost of leasing this space is $3,036 per month and the lease expires on April 15, 2001. We are currently exploring alternatives to consolidate operations in one location, and anticipate deciding upon a space comprising between 7,500 and 15,000 square feet in 2000.


ITEM 3.   LEGAL PROCEEDINGS

To the best of our knowledge, there are no material legal proceedings to which we are subject to or which are anticipated or threatened.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter no matters were submitted to a vote of our shareholders.


                              PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON VERIDA'S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

Our common shares were traded on the OTCBB under the trading symbol "APCE" until March 10, 1999. On March 11, 1999 our common shares began trading on the OTCBB under the symbol "VERY". Summary trading by quarter for the 1999 and 1998 fiscal years are as follows:

     Fiscal Quarter                High Bid(1)    Low Bid(1)

     1999
          First Quarter             4.50          0.25
          Second Quarter            7.50          0.125
          Third Quarter            14.75          6.875
          Fourth Quarter           34.9375        6.00
     1998
          First Quarter             .562           .033
          Second Quarter            .875           .033
          Third Quarter             .875           .1
          Fourth Quarter            .6875          .1

Notes:

(1) These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

At March 24, 2000, there were 9,510,094 common shares issued and outstanding.

At March 15, 2000, there were 41 holders of record including common shares held by brokerage clearing houses, depositories or otherwise in unregistered form. Of the 9,367,237 shares issued as of March 15, 2000, 3,640,237 were subject to legended restrictions. Other than those owners described in Item 11 - Security Ownership of Certain Beneficial Owners and Management - we cannot determine the beneficial owners of such shares.
No cash dividends have been declared by us nor are any intended to be declared. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid where they would render Verida insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for the development of our business for the foreseeable future, therefore, we do not anticipate that we will be paying any dividends in the foreseeable future.

During the 1999 fiscal year we issued the following unregistered securities at the following prices. There were no underwriters engaged and no underwriting discounts or commissions paid. All issues were made pursuant to exemptions from registration contained in Regulation D, Rule 504, Regulation S, Rules 901-905 and Section 4(2) of the 1933 Securities Act.

          Type of
Date      Security       Number    Proceeds            Exemption
1999
02/01/99  Common Shares    800,000 $   24,000          Reg. D (504)
02/08/99  Common Shares  1,000,000 $    1,000          Section 4(2) [1]
02/08/99  Common Shares  1,120,000 $   33,600          Reg. D (504)[1]
02/08/99  Common Shares    100,000 $      100          Reg. S (901-905)
02/17/99  Common Shares    300,000 $   75,000          Reg. D (504)
05/13/99  Common Shares     60,000 $  300,000          Reg. S (901-905)
06/11/99  Common Shares     25,000 [2]                 Section 4(2) [2]
09/02/99  Units            178,571 $1,249,997          Reg. S (901-905)[3]
10/21/99  Common Shares    150,000 [4]                 Reg. D. (506)[4]
12/21/99  Units             66,666 $  999,990          Reg. S (901-905)[5]

(1) Mr. Michael Hinshaw, the President of Verida and an affiliate of the company, was issued 1,000,000 shares at a price of $.001 per share under section 4(2). Mr. Michael Hinshaw, was also issued 1,000,000 shares at a price of $.03 per share under Reg. D (504).

(2) NetOpus Incorporated, a private company owned and controlled by Messrs. Steve Zimmerman and David Zimmerman, was issued 25,000 shares at an agreed upon price of $5.25 per share under section 4(2) as partial payment for the sale of its technology assets. Mr. Steve Zimmerman is also an Executive Officer of the company and as such, an affiliate of Verida. Mr. David Zimmerman is the Vice President of Engineering and as such, an affiliate of Verida. (See Item 7. Item 12 - Certain Relationships and Related Transactions.)

(3) Each Unit acquired was acquired at a price of $7.00 per unit and is comprised of one common share and one warrant. Each warrant entitles the holder to purchase an additional common share at a price of $10 per share within a three year period. On March 17, 2000 the Board of Directors of Verida agreed to re-price the exercise price of the warrants to $7.00 on the basis that the holder, Trans-Orient Petroleum Ltd., would exercise a majority of them. On March 20, 2000 Trans-Orient notified Verida that it would exercise a portion of the warrant to acquire 142,857 common shares for total proceeds of $1,000,000. (See Item 12 - Certain Relationships and Related Transactions.)

(4) No cash proceeds were received by Verida for this issuance as the 150,000 common shares were issued as part consideration for our purchase of Triad Creative Inc. at an agreed price of $7.00 per share. (See Item 12 - Certain Relationships and Related
     Transactions.)

(5) Each Unit is comprised of one common share and one share purchase warrant. Each warrant entitles holder to acquire one common share and may be exercised at $16.00 until December 13, 2000 and at $18.00 until December 13, 2001.

1999 Stock Option Plan

On June 14, 1999, we approved the implementation of a Non-Qualified Stock Option Plan which authorizes the granting of options to acquire up to a maximum of 3,000,000 common shares of the company to persons employed or associated with our company, including, without limitation, any employee, director, general partner, officer, attorney, accountant, consultant or advisor. The Stock Option Plan is intended to advance the best interests of the company by providing additional incentive to those persons who have a substantial responsibility for its management, affairs, and growth, by increasing their proprietary interest in and commitment to the success of our company. We have registered this Stock Option Plan under the 1933 Securities Act through the filing of a Form S-8, and the common shares of our company, issued upon the exercise of an option may, subject to various vesting schedules on exercise, be freely traded without restriction or statutory hold periods.

As of December 31, 1999, a total of 1,208,073 outstanding stock options have been issued to directors, officers, key employees and consultants.
Of the 1,208,073 options issued, 1,050,000 were issued to directors and officers of our company. (See Item 11 - Security Ownership of Certain Beneficial Owners and Management.) The remaining 158,073 were issued to employees and one consultant. As to 680,000 options, their exercise price is $5.25 while 350,000 options are exercisable at $4.00 per share. A further 100,000 options are exercisable at a price of $7.00 per share. The remaining 78,073 options are exercisable at prices ranging from $5.70 to $12.87 cents. The term of each option is five years and, other than 300,000 options exercisable at $5.25, all options are subject to vesting provisions.

ITEM 6.   PLAN OF OPERATIONS

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which follows below the table of selected data. The data is derived from our audited consolidated financial statements.

Selected Consolidated Financial Data

YEAR ENDED DECEMBER 31 1999           1998           1997           1996[1]
Gross Revenues         $    179,806   $    3,491     $    1,986
Operating Loss           (1,359,768)     (19,150)       (19,561)       (6,769)
Other Income (loss)        (177,958)          -              -             -
Net Loss                 (1,537,726)     (19,150)       (19,561)       (6,769)
Loss per Common Share  $       (.17)  $     (.00)    $    (0.01)
Weighted Average Shares
 Outstanding              9,028,289    8,294,205      2,061,370           N/A

AS AT DECEMBER 31

Current Assets            1,857,628      235,234        153,670       104,149
Fixed Assets Net of
 Depreciation               191,057
Capitalized Software
 Development                146,005
Goodwill                  1,724,045
Total Assets              3,918,735      235,234        153,670       104,149
Current Liabilities       1,116,603       34,578         32,000        10,918
Long Term Debt                2,827
Total Liabilities         1,119,430       34,578         32,000        10,918
Share Capital             4,382,511      340,710        148,000       100,000
Deficit                  (1,583,206)     (45,480)       (26,330)       (6,769)
Cumulative comprehensive
 adjustments                     -       (94,574)            -             -

[1] from incorporation

MANAGEMENT DISCUSSION AND ANALYSIS

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" above and our consolidated financial statements and related notes appearing in Item 7. This discussion and analysis contains forward- looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, underlying but not limited to those set out under "Risk Factors" and the risks discussed in our past filings.

Twelve Months Ended December 31, 1999
Compared to the Twelve Months Ended December 31, 1998

During the twelve months ended December 31, 1999, we implemented the initial strategies of our Internet business plan (after abandoning resource exploration) and launched AgriPlace, intended to be one of the "VeriPlace" metamediaries or e-marketplaces focusing on specific market niches. In 1998, we had no material active business operations, material transactions or operating results. As a result, we believe that a comparison of our results for the twelve months ended December 31, 1999 to December 31, 1998 is not meaningful.

Total consolidated revenues from operations were $152,679, which were derived primarily from Triads' existing customer base during the period from the acquisition, October 21, 1999 to December 31, 1999. These revenues were generated through marketing services and branding services as well as website design. Job costs of $46,875 represent the necessary direct inputs such as materials, copywriting, illustration, service bureaus and delivery costs associated with the completion of the client's product. The gross margin on operating revenues was $105,804, or 69% of gross operating revenues. We believe that the Triad division will likely continue to generate gross revenues, exclusive of related company transactions such as work completed for Verida, AgriPlace, or other similar companies, in the $1 million annually range with a net financial contribution in the 10% of revenues range.

We had total expenses of $1,492,699 for the twelve months ended December 31, 1999. General and administrative expenses of $873,371 includes $441,996 for salaries and benefits for our executive staff, accounting and administrative personnel and $66,704 for technical consultants. The balance of general and administrative expenses, $364,671, consists of premises lease expenses, professional fees, insurance, promotion and other general corporate and office expenses.

During 1999, we incurred $214,069 for product development expenses associated with the development of our website and our product suite. None of this "R&D" expense is or will be borne by customers. We recorded $35,245 for amortization of software development costs and $59,450 for amortization of goodwill resulting from the purchase of Triad. The Triad acquisition generated "goodwill" of $1.78 million which will be amortized and represents an expense of approximately $375,000 annually for the next five years. An amortization expense of $310,564 was recorded for stock based compensation associated with the granting of stock options to our staff.

The operating loss for the twelve months ended December 31, 1999 was $1,359,768, net of $27,127 of interest income earned on our surplus cash balances. We realized a loss of $92,958 on the sale of 59,800 shares of Trans-Orient Petroleum Ltd., which were purchased prior to our change of business. (See Item 12 - Certain Relationships and Related Transactions.) $85,000 was expensed for the AgriPlace startup which was 100% of the amount funded by December 31, 1999, as per the terms of the AgriPlace Agreement.

Our comprehensive loss for the twelve months ended December 31, 1999 was $1,443,152, or $0.17 per share. We anticipate greater losses into the foreseeable future as we continue to expend all available funds to develop our business strategy and the technologies necessary to implement those strategies. Development of e-commerce revenue generation and operating income will be dependent upon the successful development of our website markets.

Liquidity and Capital Resources

During the twelve months ended December 31, 1999, we raised an aggregate of $2,549,987 through the issuance of our common stock, pursuant to two private placements. As at December 31, 1999, we had outstanding bank loans of $70,000, long term debt of $12,904, a note payable of $206,006 due in August 2000 and owed Mr. Hinshaw $600,000 for the purchase of Triad ($150,000 was paid down after year-end leaving $450,000 now owing). As at December 31, 1999, we had $1,777,758 in cash and cash equivalents and net of current liabilities, $741,025 in working capital.

We used $877,112 of cash for operating activities for the twelve months ended December 31, 1999 and $908,905 for investing activities. Cash used in investing activities reflects the purchase $207,382 of fixed assets and $50,000 for the cash portion of the purchase of technology from NetOpus. Cash used in investing activities also reflects $89,061 net cash for the purchase of Triad. The Triad purchase consisted of current assets net of the existing cash balance of $174,365, fixed assets (net of accumulated depreciation) of $67,649 and the assumption of $286,448 in current liabilities.

Other than cash and cash equivalents, we have no other sources of liquidity and we do not anticipate generating cash from our operations in the foreseeable future. We expect to experience significant growth in our operating expenses for the foreseeable future in order to execute our business plan. We currently project that available cash balances will be sufficient to fund our operations for the next 3 to 4 months. Verida is currently seeking additional equity financing to implement planned investments in advertising, software development, VeriPlace site development and personnel and to provide working capital. We have not made a final determination regarding the terms and conditions of an equity placement, nor can we provide any assurance that such financing will be available on acceptable terms, if at all. Any inability to raise additional financing would have a material adverse effect on our business and our operations.

Our plan of operation for the next 12 months has several identifiable phases to support the development of our proposed products and services. We are continuing to develop our human resources and staffing plan to achieve our business goals in a cost effective manner. We also plan on securing appropriate hardware and either securing or developing the software necessary to conduct our operations. For fiscal 2000, we plan on focusing our efforts on the build-out of our AgriPlace and PetroPlace e-commerce hubs. We anticipate launching four or five new AgriPlace e-markets by expanding metamediary activities into areas complementary to our existing site, including but necessarily limited to; grains not currently traded, livestock, agricultural equipment and agricultural input products such as fertilizers and pesticides. We also plan on a PetroPlace beta launch and a full launch of our auction and exchange model later in the year. Our current plan includes several major development phases for our proprietary software and implementation of our business model. Each phase may require varying amounts of time and resources, based on resource and manpower availability.

Verida estimates that its current e-commerce operations (excluding the Triad Division) have a monthly cash burn rate of approximately $225,000. The majority of this burn rate is made up of executive and site development staff costs and the balance being general overhead comprised of premises cost, professional fees, investor relations and outreach programs and the like. Verida is also committed to maintaining its minimum expenditure requirements under the Agriplace Agreement of $50,000 per month. If Verida were unable to raise additional funding it would curtail some development efforts but would still require additional funding within four to six months. Verida's business plan contemplates additional funding in at least the $5 million range to achieve its year 2000 goals.

ITEM 7.   FINANCIAL STATEMENTS

FINANCIAL STATEMENTS BEGIN ON FOLLOWING PAGE.

                    INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Verida Internet Corp. (Formerly Austral Pacific Energy Corp.)


We have audited the accompanying consolidated balance sheets of Verida Internet Corp. (formerly Austral Pacific Energy Corp.) (a development stage enterprise) and its subsidiary as of December 31, 1999 and 1998 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1999 and for the period from inception on November 1, 1996 to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Verida Internet Corp. (formerly Austral Pacific Energy Corp.) (a development stage enterprise) and its subsidiary as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1999 and for the period from inception on November 1, 1996 to December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is a development stage enterprise and as a result, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.








/s/ TELFORD SADOVNICK, P.L.L.C
CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington
February 29, 2000

VERIDA INTERNET CORP. (Formerly Austral Pacific Energy Corp.)
(A Development Stage Enterprise)
Consolidated Balance Sheets

As of December 31,                           1999           1998
Assets
Cash and short-term deposits                 $ 1,777,758    $  21,178
Marketable securities (Note 6)                        -        80,356
Accounts receivable                               48,439           -
Subscriptions receivable (Note 11)                    -       133,700
Due from related party (Note 6)                      408           -
Prepaid expenses                                  31,023           -
                                             -----------    ---------
                                               1,857,628      235,234
Property and equipment, net (Note 2)             191,057           -
Capitalized software development costs,
 net (Note 5)                                    146,005           -
Goodwill, net of accumulated amortization
 of $59,450 (Note 3)                           1,724,045           -
                                             -----------    ---------
Total Assets                                 $ 3,918,735    $ 235,234
                                             ===========    =========
Liabilities
Current
Bank loan (Note 7)                           $    70,000    $      -
Accounts payable and accrued liabilities          76,520        4,578
Loan payable to related party (Note 6)           600,000       30,000
Note payable (Note 8)                            206,006           -
Current portion of long-term debt (Note 10)       10,077           -
Income taxes payable (Note 9)                    154,000           -
                                             -----------    ---------
                                               1,116,603       34,578
Long-term debt (Note 10)                           2,827           -
                                             -----------    ---------
Total Liabilities                              1,119,430       34,578
                                             -----------    ---------
Commitments and Contingencies (Notes 1 and 10)
Stockholders' Equity
Common stock, $0.00001 par value;
 100,000,000 shares authorized
 (December 31, 1999: 9,367,237
 shares issued and outstanding)
 (December 31, 1998: 8,887,000
 shares issued and outstanding)                       94           89
Additional paid-in capital (Note 11)           4,867,540      340,621
Deferred compensation (Note 11)                 (485,123)          -
Deficit accumulated during
 the development stage                        (1,583,206)     (45,480)
Cumulative comprehensive adjustment                   -       (94,574)
                                             -----------    ---------
Total Stockholders' Equity                     2,799,305      200,656
                                             -----------    ---------
Total Liabilities and Stockholders' Equity   $ 3,918,735    $ 235,234
                                             ===========    =========

Approved by the Board of Directors:

/s/ Michael Hinshaw                /s/ Bernhard Zinkhofer
Director                           Director

   See accompanying notes to the consolidated financial statements
                                 F-2

VERIDA INTERNET CORP. (Formerly Austral Pacific Energy Corp.)
(A Development Stage Enterprise)
Consolidated Statements of Operations and Comprehensive Loss

                                                           For the Period
                    For the        For the     For the     From Inception on
                    Year Ended     Year Ended  Year Ended  November 1, 1996
                    December 31,   December    December    to December 31,
                    1999           31, 1998    31, 1997    1999
Revenues

Net revenues        $    152,679   $       -   $      -    $    152,679
Interest income           27,127        3,491      1,986         32,604
                    ------------   ----------  ---------   ------------
                         179,806        3,491      1,986        185,283
Job costs                 46,875           -          -          46,875
                    ------------   ----------  ---------   ------------
Gross margin             132,931        3,491      1,986        138,408
                    ------------   ----------  ---------   ------------
Expenses
Amortization of software
 development costs        35,245           -          -          35,245
Amortization of goodwill  59,450           -          -          59,450
Amortization of deferred
 compensation            310,564           -          -         310,564
General and
 administrative
 (Schedule)              873,371       22,641     21,547        924,328
Product development      214,069           -          -         214,069
                    ------------   ----------  ---------   ------------
Total operating
 expenses              1,492,699       22,641     21,547      1,543,656
                    ------------   ----------  ---------   ------------
Operating loss for
 the period           (1,359,768)     (19,150)   (19,561)    (1,405,248)

Loss on sale of
 marketable securities   (92,958)          -          -         (92,958)
Write-down of investment
 in AgriPlace Inc.       (85,000)          -          -         (85,000)
                    ------------   ----------  ---------   ------------
Net loss for
 the period           (1,537,726)     (19,150)   (19,561)    (1,583,206)

Other comprehensive income
(loss):
 Unrealized loss on
  marketable securities       -       (94,574)        -         (94,574)
 Reclassification
  adjustment              94,574           -          -          94,574
                    ------------   ----------  ---------   ------------
Comprehensive loss for
 the period         $ (1,443,152)  $ (113,724) $ (19,561)  $ (1,583,206)
                    ============   ==========  =========   ============
Basic and diluted
 loss per share
 (Note 12)          $      (0.17)  $    (0.00) $   (0.01)  $      (0.26)
                    ============   ==========  =========   ============

   See accompanying notes to the consolidated financial statements
                                 F-3

VERIDA INTERNET CORP. (Formerly Austral Pacific Energy Corp.)
(A Development Stage Enterprise)
Consolidated Statements of Changes in Stockholders' Equity
For the Period From Inception on November 1, 1996 to December 31, 1999

                                                  Additional
                              Common              Paid-in   Deferred
                         Share          Amount    Capital   Compensation
Balance at inception on
 November 1, 1996                    -  $  -      $       -      $      -
Common stock issued for
 cash at $0.01 and $0.10
 per share                    2,000,000    20        109,980
Cost of common stock offering        -               (10,000)
Net loss during the period
                              --------- -----    -----------     ----------
Balance at
 December 31, 1996            2,000,000    20         99,980
Common stock issued for
 cash at $0.03 per share      1,600,000    16         47,984
Net loss during
 the year
                              --------- -----    -----------     ----------
Balance at
 December 3l, 1997            3,600,000 $  36    $   147,964     $       -
Common stock issued for
 cash at $0.03 per share      1,967,000    20         58,990
Common stock issued for
 cash at $0.001, $0.03
 and $0.25 per share
 (Note 11)                    3,320,000    33        133,667
Net loss during the year
Unrealized loss on
 marketable securities
                              --------- -----    -----------      ----------
Balance at
 December 31, 1998            8,887,000 $  89    $   340,621      $       -

Common stock issued for cash
 at $5.00, $7.00 and $15.00
  per share                     305,237     3      2,549,984
Common stock issued to
 purchase Triad Creative,
 Inc. (Note 3)                  150,000     2      1,049,998
Common stock issued to Net
 Opus Incorporated at $5.25
 per share (Note 5)              25,000    -        131,250
Deferred compensation related
 to stock options                                   795,687       (485,123)
Net loss during the year
Reclassification adjustment
                              --------- -----   -----------     ----------
Balance at
 December 31, 1999            9,367,237 $  94   $ 4,867,540    $ (485,123)
                              ========= =====   ===========    ==========

   See accompanying notes to the consolidated financial statements
                                F-4a

VERIDA INTERNET CORP. (Formerly Austral Pacific Energy Corp.)
(A Development Stage Enterprise)
Consolidated Statements of Changes in Stockholders' Equity
For the Period From Inception on November 1, 1996 to December 31, 1999

                             Deficit
                             Accumulated
                             During the     Cumulative     Total
                             Development    Comprehensive  Stockholders'
                             Stage          Adjustment     Equity
Balance at inception on
 November 1, 1996            $          -   $      -       $         -
Common stock issued for
 cash at $0.01 and $0.10
 per share                                                      110,000
Cost of common stock offering                                   (10,000)
Net loss during the period           (6,769)                     (6,769)
                              -------------  ---------     ------------
Balance at
 December 31, 1996                   (6,769)        -            93,231
Common stock issued for
 cash at $0.03 per share                                         48,000
Net loss during
 the year                           (19,561)                    (19,561)
                              -------------  ---------     ------------
Balance at
 December 3l, 1997            $     (26,330) $      -      $    121,670
Common stock issued for
 cash at $0.03 per share                                         59,010
Common stock issued for
 cash at $0.001, $0.03
 and $0.25 per share
 (Note 11)                                                      133,700
Net loss during the year           (19,150)                     (19,150)
Unrealized loss on
 marketable securities                         (94,574)         (94,574)
                             -------------   ---------     ------------
Balance at
 December 31, 1998           $     (45,480)  $ (94,574)    $    200,656
Common stock issued for cash
 at $5.00, $7.00 and $15.00
  per share                                                   2,549,987
Common stock issued to
 purchase Triad Creative,
 Inc. (Note 3)                                                1,050,000
Common stock issued to Net
 Opus Incorporated at $5.25
 per share (Note 5)                                             131,250
Deferred compensation related
 to stock options                                               310,564
Net loss during the year        (1,537,726)                  (1,537,726)
Reclassification adjustment                     94,574           94,574
                             -------------   ---------     ------------
Balance at
 December 31, 1999           $  (1,583,206)  $      -      $  2,799,305
                             =============   =========     ============

   See accompanying notes to the consolidated financial statements
                                F-4b

VERIDA INTERNET CORP. (Formerly Austral Pacific Energy Corp.)
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
                                                              For the
                         For the        For the     For the   Period From
                         Year           Year        Year      Inception on
                         Ended          Ended       Ended     11/01/96
                         12/31/99       12/31/98    12/31/97  to 12/31/99
[S]                      [C]            [C]         [C]       [C]
Operating Activities
Net loss for the period  $ (1,537,726)  $ (19,150)  $ (19,561)  $ (1,583,206)
Adjustments to reconcile
 net loss to cash applied
 to operating activities:
 Amortization of software
  development costs            35,245           -          -          35,245
 Amortization of goodwill      59,450           -          -          59,450
 Amortization of
  deferred compensation       310,564           -          -         310,564
 Depreciation                  16,325           -          -          16,325
 Loss on sale of
  marketable securities        92,958           -          -          92,958
Changes in non-cash working
capital:
  Accounts receivable         121,658           -          -         121,658
  Due from related party         (500)          -          -            (500)
  Prepaid expenses            (26,755)          -          -         (26,755)
 Accounts payable and accrued
  liabilities                 (11,630)       2,578      1,082         (7,052)
                         ------------    ---------  ---------    -----------
Net cash used in
 operating activities        (940,411)     (16,572)   (18,479)      (981,313)
                         ------------    ---------  ---------    -----------
Financing Activities
Loan from related party,
 net                          (30,000)          -      20,000             -
Increase in bank loan          30,000           -          -          30,000
Increase in note payable      206,006           -          -         206,006
Increase in long-term debt      4,120           -          -           4,120
Common shares issued
 for cash                   2,683,687       59,010     48,000      2,900,697
Cost of common stock
 offering                          -            -          -         (10,000)
                         ------------   ----------     --------- -----------
Net cash provided by
 financing activities       2,893,813       59,010        68,000   3,130,823
                         ------------   ----------     --------- -----------






   See accompanying notes to the consolidated financial statements

                                F-5a

VERIDA INTERNET CORP. (Formerly Austral Pacific Energy Corp.)
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows

                                                               For the
                         For the        For the      For the   Period From
                         Year           Year         Year      Inception on
                         Ended          Ended        Ended     11/01/96
                         12/31/99       12/31/98     12/31/97  to 12/31/99
Investing Activities
Sale (purchase) of
 marketable securities        81,972      (174,930)      -      (92,958)
Purchase of fixed assets    (139,733)           -        -     (139,733)
Purchase of software from
 NetOpus Incorporated
 (Note 5)                    (50,000)           -        -      (50,000)
Acquisition of Triad
 Creative, Inc.
 (Note 3)                    (89,061)           -        -      (89,061)
                         -----------    ---------- -------- -----------
Net cash used in
 investing activities       (196,822)     (174,930)      -     (371,752)
                         -----------    ---------- -------- -----------
Net increase (decrease)
 in cash                   1,756,580      (132,492)  49,521   1,777,758
Cash and short-term deposits
 - Beginning of period        21,178       153,670  104,149          -
                         -----------    ---------- -------- -----------
Cash and short-term deposits
 - End of period         $ 1,777,758    $   21,178 $153,670 $ 1,777,758
                         ===========    ========== ======== ===========

Refer to Note 13



















   See accompanying notes to the consolidated financial statements

                                F-5b

VERIDA INTERNET CORP. (Formerly Austral Pacific Energy Corp.)
(A Development Stage Enterprise)
Consolidated Schedules of General and Administrative Expenses

                                                            For the
                         For the        For the   For the   Period From
                         Year           Year      Year      Inception on
                         Ended          Ended     Ended     11/01/96
                         12/31/99       12/31/98  12/31/97  to 12/31/99
General and Administrative
  Expenses

Bank charges
 and interest            $  11,268      $    201  $     237 $  11,706
Bad debts                    2,467            -         -       2,467
Consulting                  66,704        18,000        -      84,704
Depreciation                16,325            -         -      16,325
Insurance                   49,074            -         -      49,074
Interest on long-term
 debt                          717            -         -         717
Maintenance and repairs      4,019            -         -       4,019
Meals and entertainment      8,255            -         -       8,255
Office and miscellaneous   102,381         1,940     1,255    112,345
Professional fees           62,909         2,500    20,055     85,464
Promotion and marketing     79,880            -         -      79,880
Rent                         9,940            -         -       9,940
Salaries and benefits      441,996            -         -     441,996
Subscriptions and dues       1,160            -         -       1,160
Trademark fees              17,760            -         -      17,760
Gain on foreign exchange    (1,484)           -         -      (1,484)
                         ---------      --------  --------  ---------
                         $ 873,371      $ 22,641  $ 21,547  $ 924,328
                         =========      ========  ========  =========


















   See accompanying notes to the consolidated financial statements

VERIDA INTERNET CORP. (Formerly Austral Pacific Energy Corp.)
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 1999 and 1998

NOTE 1 - NATURE OF OPERATIONS AND CONTINGENCIES

The Company was incorporated under the laws of the State of Nevada on November 1, 1996 and is a development stage enterprise. The Company is currently developing business-to-business electronic commerce solutions for use on the Internet.

These financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred operating losses since its incorporation and intends to raise additional equity financing to finance its operations and any acquisitions. However, there can be no assurance that such acquisitions will occur, or whether additional funds required, if any, would be available to the Company when required or on terms acceptable to the Company. Such limitations could have a material adverse effect on the Company's business, financial condition or operations and these financial statements do not include any adjustment that could result therefrom.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)   Basis of Consolidation

These consolidated financial statements include the accounts of Verida Internet Corp. and its wholly-owned subsidiary, Triad Creative, Inc. All significant intercompany balances and transactions have been eliminated.

Refer to Note 3

b)   Accounting Principles and Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the fiscal year. Actual results may differ from those estimates.

c)   Translation of Foreign Currencies

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

d)   Financial Instruments and Financial Risk

The Company's financial instruments consist of current assets and current liabilities. The fair values of the current assets and liabilities approximate the carrying amounts due to the short-term nature of these instruments.

VERIDA INTERNET CORP. (Formerly Austral Pacific Energy Corp.)
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 1999 and 1998

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

e)   Accounting Pronouncements Recently Issued

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

The FASB issued Statement of Financial Accounting Standards No. 131:
Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), effective for fiscal periods beginning after December 15, 1997 and requiring restatement of all comparative financial statements disclosed. SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. The Company does not expect adoption of this new standard to have a material effect on its financial reporting.

The FASB issued Statement of Financial Accounting Standards No. 133:
Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), effective for fiscal periods beginning after June 15, 1999. SFAS 133 requires that the fair-market value of derivatives be reported on the balance sheet and any changes in the fair value of the derivative be reported in income or other comprehensive income, as appropriate. The Company does not expect adoption of this new standard to have a material effect on its financial reporting.

f)   Cash and Short-Term Deposits

Cash and short-term deposits include government treasury bills and bankers' acceptances with original maturities no longer than 90 days, together with accrued interest.

VERIDA INTERNET CORP. (Formerly Austral Pacific Energy Corp.)
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 1999 and 1998
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

g)   Property and Equipment

Property and equipment are stated at cost and are depreciated on a declining-balance basis. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the improvements.

Property and equipment consist of the following:

                                             December 31,   December 31,
                                             1999           1998
Computer equipment and software              $  161,638     $   -
Leasehold improvements                           36,571         -
Automobile                                        9,173         -
                                             ----------     ------
                                                207,382         -
Accumulated depreciation and amortization       (16,325)        -
                                             ----------     ------
                                             $  191,057     $   -
                                             ==========     ======

Refer to Note 15

h)   Capitalized Software Development Costs

Capitalized software development costs are amortized on a straight-line basis over the expected benefit period, estimated at three years from the date of acquisition.

i)   Goodwill

Goodwill is amortized on a straight-line basis over the expected benefit period, estimated at five years from the date of acquisition. The Company examines the carrying value of its excess of cost over net assets acquired to determine whether there are any impairment losses. If indicators of impairment were present in intangible assets used in operations and future cash flows were not expected to be sufficient to recover the assets' carrying amount, an impairment loss would be charged to expense in the period identified. No event has been identified that would indicate an impairment of the value of material intangible assets recorded in the accompanying consolidated financial statements.

j)   Stock Options

In accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company elected to apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees to account for stock options and provide pro forma disclosures of net loss as if the fair value method had been applied.

VERIDA INTERNET CORP. (Formerly Austral Pacific Energy Corp.)
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 1999 and 1998
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

k)   Development Costs

Development costs are expensed as incurred and include costs to develop, monitor and operate the Company's website.

l)   Income Taxes

The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactment of changes in the tax laws or rates are considered.

NOTE 3 - ACQUISITION OF TRIAD CREATIVE, INC.

On October 21, 1999, the Company acquired all of the outstanding capital stock of Triad Creative, Inc. ("Triad") for $1,800,000 comprised of $750,000 in cash and the issuance of 150,000 shares of the Company valued at $1,050,000. Triad is a marketing and communications company providing positioning, branding and integrated marketing services catering to the financial and high-technology markets. The acquisition was accounted for using the purchase method of accounting. The excess of the purchase price over the estimated fair value of the assets and liabilities acquired of $1,783,495 was recorded as goodwill and is being amortized over five years.

The following is a summary of the acquisition of Triad by the Company effective October 21, 1999:

Current assets including cash balance of $60,939  $   235,304
Fixed assets                                           67,649
Current Liabilities                                  (286,448)
                                                  -----------
Net assets of Triad acquired by the Company            16,505
Goodwill                                            1,783,495
                                                  -----------
                                                  $ 1,800,000
                                                  ===========
Consideration given:
 Cash                                             $   150,000
 Debt                                                 600,000
 Common stock of the Company                        1,050,000
                                                  -----------
Purchase price                                    $ 1,800,000
                                                  ===========

At December 31, 1999, the Company owed $600,000 payable in cash relating to the purchase of Triad.

Refer to Note 6

VERIDA INTERNET CORP. (Formerly Austral Pacific Energy Corp.)
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 1999 and 1998
NOTE 3 - ACQUISITION OF TRIAD CREATIVE, INC. (continued)

The following unaudited pro forma financial information presents the consolidated results of operations as if the Company had purchased Triad effective January 1, 1998, after giving effect to certain adjustments including amortization of goodwill. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had Triad and the Company constituted a single entity during the year.

                                   For the        For the
                                   Year Ended     Year Ended
                                   December 31,   December 31,
                                   1999           1998
Revenues                           $  1,094,924   $ 1,303,872
                                   ------------   -----------
Net Loss for the Year              $ (1,740,894)  $ (462,010)
                                   ============   ==========
Net Loss per Share                 $      (0.19)  $    (0.06)
                                   ============   ==========

NOTE 4 - INVESTMENT IN AGRIPLACE INC.

On November 22, 1999, the Company entered into a letter of agreement (the "Agreement") with two individuals (the "Individuals") and AgriPlace Inc. (formerly "AG-Direct.Com Inc.") ("AgriPlace"). The purpose of AgriPlace is to facilitate trade activity in the feed grains and freight markets, and link grain companies, brokers and producers with their trading counterparts including feed mills, feedlots and international buyers. Under the terms of the Agreement, the Company has the right to earn from the Individuals up to a 66.67% equity interest in AgriPlace in exchange for providing certain services and for paying an aggregate amount of $800,000, payable over 16 months. Additionally, the Company has the option to acquire a further 8.33% equity interest in AgriPlace upon payment of $50,000 to each of the Individuals which may only be exercised where the Individuals have failed to achieve certain development milestones by November 22, 2000.

The Company and AgriPlace are required to enter into an agreement in which the Company will provide services and expertise at commercially standard and reasonable rates to a maximum of $400,000, over a period of 18 months. The Individuals are entitled to enter into employment agreements with AgriPlace for approximately $10,000 per month in aggregate over an initial term of 24 months.

The Company may discontinue funding upon 90 days notice and retain a pro rata share but will forfeit the right to further fund AgriPlace. At December 31, 1999, the Company paid a total of $85,000 in cash pursuant to the Agreement entitling a 17.53% equity interest in AgriPlace.

VERIDA INTERNET CORP. (Formerly Austral Pacific Energy Corp.)
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 1999 and 1998

NOTE 5 - PURCHASE OF SOFTWARE

On June 11, 1999, the Company entered into a software purchase agreement (the "Agreement") with NetOpus Incorporated ("NetOpus") to acquire certain core technology for $181,250 comprised of $50,000 in cash and the issuance of 25,000 shares of the Company valued at $131,250. Under the terms of the Agreement, the Company has the right to use, brand, sell and market this computer software including the right to modify and customize at the Company's expense as required. Additionally, the Company has the right to share equally in any revenue generated from any future sale or licensing of the modified computer software by NetOpus.

Refer to Note 6

NOTE 6 - RELATED PARTY TRANSACTIONS

a)   Purchase of Triad Creative, Inc.

During the 1999 fiscal year, the Company acquired all of the outstanding capital stock of Triad Creative, Inc. ("Triad"), a private company owned by the President of the Company, for $1,800,000.

During the period from January 1, 1999 to the date of acquisition of Triad on October 21, 1999, the Company entered into various agreements with Triad to design and produce the Company's internet sites and other corporate materials at a cost of $268,379 (1998 and 1997 fiscal years: Nil).

During the 1999 fiscal year, Triad entered into various agreements for services totaling $198,625 (1998 fiscal year: $617,099) with public and private companies in which certain directors and/or officers of the Company held direct or indirect interests and/or served as directors or officers of these companies. These companies include Trans-Orient Petroleum Ltd., Indo-Pacific Energy Ltd., AMG Oil Ltd. and Explore Publishing Corp.

Refer to Note 3

b)   Purchase of Software

During the 1999 fiscal year, the Company entered into a software purchase agreement with NetOpus Incorporated ("NetOpus"), a private company owned by the Company's Chief Technology Officer and Vice-President of Engineering, to acquire certain core technology for $181,250.

During the 1999 fiscal year, the Company paid $2,367 (1998 fiscal year: Nil) to NetOpus for web-hosting services.

Refer to Note 5

VERIDA INTERNET CORP. (Formerly Austral Pacific Energy Corp.)
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 1999 and 1998

NOTE 6 - RELATED PARTY TRANSACTIONS (continued)

c)   Marketable Securities

During the 1999 fiscal year, the Company sold 59,800 shares of Trans-Orient Petroleum Ltd. ("Trans-Orient") for cash proceeds of $81,972, net of commissions, resulting in a loss of $92,958. These shares were acquired at a cost of $174,930 during the 1998 fiscal year.

Trans-Orient is a public company with directors, officers and/or principal shareholders in common with the Company.

d)   Due from Related Party

At December 31, 1999, the President of the Company owed $408 (1998 fiscal year: Nil) to the Company. This amount is unsecured, non-interest bearing and has no fixed terms for repayment.

e)   Loan Payable to Related Party

At December 31, 1999, the Company owed $600,000 to the President of the Company payable in cash relating to the purchase of Triad. This amount is unsecured and non-interest bearing.

During the 1999 fiscal year, the Company repaid a $30,000 loan from a private company wholly-owned by a former President of the Company. This amount relates to the cancellation during the 1999 fiscal year of 3,000,000 shares issued during the 1997 fiscal year for total cash proceeds of $30,000.

Refer to Notes 3 and 11

f)   Note Payable

At December 31, 1999, the Company owed $206,006 including interest to a shareholder of the Company.

Refer to Note 8

g)   Common Stock

During the 1999 fiscal year, the Company issued 178,571 units at a price of $7.00 per share to Trans-Orient Petroleum Ltd. ("Trans-Orient") for cash proceeds of $1,249,997 pursuant to a private placement. Each unit consists of one common share and one share purchase warrant to purchase one additional share at a price of $10.00 per share expiring on August 27, 2002.

Trans-Orient is a public company with directors, officers and/or principal shareholders in common with the Company.

VERIDA INTERNET CORP. (Formerly Austral Pacific Energy Corp.)
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 1999 and 1998

NOTE 6 - RELATED PARTY TRANSACTIONS (continued)

During the 1997 fiscal year, the Company issued 3,000,000 shares for total cash proceeds of $30,000 to a private company wholly-owned by a former president of the Company. This private placement was rescinded by mutual agreement during the 1999 fiscal year.

Refer to Notes 11 and 15

h)   Employment Agreements and Stock Options

During the 1999 fiscal year, the Company entered into employment agreements with certain officers of the Company at an aggregate rate of $40,834 per month. During the 1999 fiscal year, the Company paid a total of $209,003 relating to these employment agreements.

During the 1999 fiscal year, the Company granted stock options to directors and officers of the Company to purchase a total of 1,050,000 shares at prices ranging from $4.00 to $7.00 per share exercisable over a five year period.

Refer to Note 11

i)   Consulting Agreements

During the 1998 fiscal year, the Company paid $18,000 (1997 - $ Nil) in consulting fees to a private company wholly-owned by a former president of the Company.

NOTE 7 - BANK LOAN

Pursuant to a commercial security agreement dated November 26, 1997, the Company has a $70,000 promissory note with a financial institution due on April 30, 2000 and bearing interest at a rate of 1.75% over the bank index rate. During the 1999 fiscal year, the Company paid $1,452 in interest relating to the bank loan.

NOTE 8 - NOTE PAYABLE

During the 1999 fiscal year, the Company obtained a loan from a shareholder of the Company and issued a promissory note for $200,000. The promissory note accrues interest at a rate of 8% per annum and is due in full on or before August 16, 2000. At December 31, 1999, the Company owed $206,006 including interest to the shareholder of the Company.

Refer to Note 6

VERIDA INTERNET CORP. (Formerly Austral Pacific Energy Corp.)
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 1999 and 1998

NOTE 9 - INCOME TAXES

At December 31, 1999, the Company has certain loss carryforwards for tax purposes which are available to offset taxable income for future years. The tax benefit of the cumulative loss carryforwards has been offset by a valuation allowance of the same amount.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

During the 1999 fiscal year, the Company entered into capital leases to purchase certain equipment for $6,169 and paid $2,765 towards lease obligations. At December 31, 1999, future minimum lease payments under these leases are as follows:

Fiscal 2000                             $  10,348
Fiscal 2001                                 2,827
                                        ---------
Total minimum lease payments               13,175
Less interest                                (271)
                                        ---------
Present value of lease minimum payments    12,904
Less current portion of capital
 lease obligation                         (10,077)
                                        ---------
Long-term portion of capital
 lease obligation                       $   2,827
                                        =========

During the 1999 fiscal year, the Company entered into employment agreements with various employees. Certain employment agreements require severance upon termination without cause ranging from 30 days notice to a minimum employment period of three years. At December 31, 1999, the Company would be required to pay approximately $550,834 in severance in the event these employment agreements are terminated without cause.

Refer to Note 6

NOTE 11 - COMMON STOCK

a)   Authorized and Issued

The authorized number of shares of the Company is 100,000,000 shares of common stock with a par value of $0.00001 per share. At December 31, 1999, there were 9,367,237 shares (December 31, 1998: 8,887,000 shares) of common stock issued and outstanding.

b)   Stock Options

In June 1999, the Company adopted the 1999 Non-Qualifying Stock Option Plan (the "Option Plan"). Under the Option Plan, stock options to purchase a total of 3,000,000 shares of common stock are reserved for issuance for a maximum term of ten years to persons employed or associated with the Company, including directors and officers.

VERIDA INTERNET CORP. (Formerly Austral Pacific Energy Corp.)
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 1999 and 1998

NOTE 11 - COMMON STOCK (continued)

The exercise price and term of the stock options, including vesting and resale restrictions if any, are determined by the Board of Directors. Stock options granted during the 1999 fiscal year have a term of five years and vest over a three to four and a half year period.

The Company applies Accounting Principles Board Opinion No. 25: Accounting for Stock Issued to Employees ("APB 25") to account for all stock options granted. Further, Statement of Financial Accounting Standards No. 123:
Accounting for Stock-Based Compensation ("SFAS 123") requires additional disclosure to reflect the results of the Company had it elected to follow SFAS 123. SFAS 123 requires a fair value based method of accounting for stock options using the Black-Scholes option pricing model. This model was developed for use in estimating the fair value of traded options and require the input of and are highly sensitive to subjective assumptions including the expected stock price volatility. Stock options granted by the Company have characteristics significantly different from those of traded options. In the opinion of management, the existing model does not provide a reliable single measure of the fair value of stock options granted by the Company.

In accordance with SFAS 123, the following is a summary of the changes in the Company's stock options for the 1999, 1998 and 1997 fiscal years:

                    1999                1998                1997
                         Weighted            Weighted            Weighted
                     Number    Average   Number    Average   Number    Average
                     of        Exercise  of        Exercise  of        Exercise
Fixed options        Shares    Price     Shares    Price     Shares    Price
Balance at
 beginning of year         -  $   -       -       $ -         -       $  -
Granted             1,208,073   5.13      -         -         -          -
Exercised                  -      -       -         -         -          -
Expired/cancelled          -      -       -         -         -          -
                    --------- ------    ----      ----      ----      -----
Outstanding
 at end of year     1,208,073 $ 5.13      -       $ -         -       $  -
                    ========= ======    ====      ====      ====      =====
Exercisable
 at end of year       463,750 $ 5.01      -       $ -         -       $  -
                    ========= ======    ====      ====      ====      =====

Weighted-average
 fair value of
 options granted
 during the year              $ 4.70              $ -                 $  -
                              ======              ====                =====

VERIDA INTERNET CORP. (Formerly Austral Pacific Energy Corp.)
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 1999 and 1998

NOTE 11 - COMMON STOCK (continued)
For the 1999 fiscal year, the weighted-average fair value for stock options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 5.78%; volatility factors of the expected market price of the Company's common stock of 1.64; option lives of 3.24 years; and no expected dividends. There were no stock options granted during the 1998 and 1997 fiscal years thus no weighted-average fair values have been assigned.

The following is a summary of the Company's net loss and basic and diluted loss per share as reported and pro forma as if the fair value based method of accounting defined in SFAS 123 had been applied for the 1999, 1998, and 1997 fiscal years:

                  1999                     1998                  1997
          As            Pro           As         Pro        As         Pro
          Reported      Forma         Reported   Forma      Reported   Forma
Net loss
 for the
 year     $(1,537,726)  $(4,107,597)  $(19,150)  $(19,150)  $(19,561)  $(19,561)
          ============  ============  =========  =========  =========  ========
Basic and
 diluted loss
per share $     (0.17)  $     (0.45)  $  (0.00) $   (0.00) $   (0.01) $  (0.01)
          ===========   ===========   ========  =========  =========  =========

The following table summarizes information about stock options outstanding at December 31, 1999:

                                  Weighted-
                                  Average      Weighted-              Weighted
                    Number        Remaining    Average   Number       Average
Range of            Outstanding   Contractual  Exercise  Exercisable  Exercise
Exercise Prises     at 12/31/99   Life         Price     at 12/31/99  Price
$4.00 to $5.25      1,030,000     4.45 years   $ 4.83    463,750      $ 5.01
$7.00 to $7.20        106,667     4.59 years   $ 7.01         -           -
$9.10 to $9.12         10,067     4.72 years   $ 9.11         -           -
$5.70                  51,943     4.81 years   $ 5.70         -           -
$6.00 to $12.87         9,396     4.88 years   $ 9.45         -           -
                    ---------     ----         ------    -------      ------
$4.00 to $12.87     1,208,073     4.45 years   $ 5.13    463,750      $ 5.01
                    =========     ====         ======    =======      ======

VERIDA INTERNET CORP. (Formerly Austral Pacific Energy Corp.)
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 1999 and 1998

NOTE 11 - COMMON STOCK (continued)

c)   Share Purchase Warrants

The following share purchase warrants to purchase shares of the Company are outstanding at December 31, 1999:

          Number         Price          Expiry
          of Shares      per Share      Date
          178,571        $10.00         August 27, 2002
           66,666        $16.00/$18.00  December 13, 2000/2001
          -------
          245,237
          =======

Refer to Note 15

d)   Deferred Compensation

During the 1999 fiscal year, the Company recorded aggregate deferred compensation cost of $795,687 as a result of granting stock options. This amount represents the difference between the exercise price and the quoted market price of the Company's common stock at the date of grant.

The amortization of deferred compensation is charged to operations over the vesting period of the stock options ranging from three to four and a half years

e)   Private Placements

During the 1999 fiscal year, the Company issued 60,000 shares pursuant to a private placement for total cash proceeds of $300,000. Additionally, the Company issued 245,237 units pursuant to private placements for total cash proceeds of $2,249,987. Each unit consists of one common share and one share purchase warrant to purchase one additional share at various prices for a period of two to three years.

In February 1999, the Company issued 3,320,000 shares pursuant to private placements for total cash proceeds of $133,700 and cancelled 3,000,000 shares previously issued pursuant to a private placement for total cash proceeds of $30,000. Since these transactions affect the Company's permanent capital, the financial statements for the year ended December 31, 1998 were prepared giving retroactive effect to these transactions.

Accordingly, the comparative figures for the 1998 fiscal year have also been prepared giving retroactive effect to these transactions. The 3,320,000 shares issued during the 1999 fiscal year are shown as if they had been outstanding at the beginning of the 1998 fiscal year. The 3,000,000 shares issued during the 1997 fiscal year and cancelled during the 1999 fiscal year are not shown as being issued.

VERIDA INTERNET CORP. (Formerly Austral Pacific Energy Corp.)
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 1999 and 1998
NOTE 12 - LOSS PER SHARE

Net loss per common share is computed based on the weighted-average number of common shares and common share equivalents outstanding.

Stock options outstanding have not been included in the computation of diluted loss per share as the inclusion of these securities would be antidilutive. Consequently, no differences exist between basic and diluted loss per share for the periods presented. The weighted-average number of shares outstanding are 9,028,289 for the 1999 fiscal year, 8,294,205 for the 1998 fiscal year and 2,061,370 for the 1997 fiscal year.

Refer to Note 11

NOTE 13 - SUPPLEMENTAL DISCLOSURE TO THE CONSOLIDATED STATEMENTS OF
CASH FLOWS

                                                            For the
                         For the        For the   For the   Period From
                         Year           Year      Year      Inception
                         Ended          Ended     Ended     11/01/96
                         12/31/99       12/31/98  12/31/97  to 12/31/99
Supplemental disclosure on
 cash flow information:
 Interest paid           $      2,240   $ -       $ -       $     2,240
                         ============   ====      ====      ===========
Supplemental disclosure
 of non-cash financing
 and investing activities:

Common stock issued as
 consideration for the
 purchase of software from
 NetOpus Incorporated    $    131,250   $ -       $ -       $   131,250
                         ============   ====      ====      ===========
Common stock issued as
 consideration for the
 acquisition of Triad
 Creative, Inc.          $ 1,050,000    $ -       $ -       $ 1,050,000
                         ===========    ====      ====      ===========

NOTE 14 - NAME CHANGE

On March 11, 1999, the name of the Company was changed from Austral Pacific Energy Corp. to Verida Internet Corp.

VERIDA INTERNET CORP. (Formerly Austral Pacific Energy Corp.)
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
For the Years Ended December 31, 1999 and 1998

NOTE 15 - SUBSEQUENT EVENTS

The following material events have occurred subsequent to the year-end:

a)   Investment in AgriPlace Inc.

The Company paid a further $175,000 to fund AgriPlace Inc. for a total investment of $260,000 entitling the Company to a 39.39% equity interest in AgriPlace.

b)   Commitments

By a letter of agreement effective February 1, 2000, the Company retained PRx Inc. to provide public relation services for a three-month period at a cost of $37,500 per month plus expenses.

The Company entered into two lease agreements relating to computer equipment and software requiring an aggregate lease payment of approximately $146,000 payable over periods of three and six years. In accordance with the terms of one lease agreement, the Company received $60,000 for assigning title of certain computer equipment and software to the lessor.

c)   Common Stock

The Company amended previously issued share purchase warrants to purchase 178,571 shares of the Company from an exercise price of $10.00 per share until August 27, 2002 to an exercise price of $7.00 per share until August 27, 2002. Additionally, these warrants were exercised in part by Trans-Orient Petroleum Ltd. to purchase 142,857 shares of the Company at a price of $7.00 per share for total cash proceeds to the Company of $999,999.

NOTE 16 - UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

The year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the year 2000 issue that may affect the entity, including those related to customers, suppliers, or other third parties, have been fully resolved.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

Our former independent auditor, Terrence J. Dunne, Certified Public Accountant, of Spokane, Washington was dismissed by us on February 9, 1999. The former auditor expressed an unqualified opinion on the financial statements of Verida for the period from November 1, 1996 (inception) to ended December 31, 1996. The decision to change auditors was approved by our board of directors.

The board of directors decided to dismiss Mr. Dunne due to the belief that Mr. Dunne would not be able to consistently meet the time requirements for the preparation of Verida's financial statements. There were no disagreements with the former auditor on any audit or accounting issues. We engaged the firm of Jorgensen Telford Sadovnick, PLLC, Certified Public Accountants, as our new auditor, on February 9, 1999.

Jorgensen Telford Sadovnick, PLLC received a letter dated February 11, 1999 from Mr. Dunne confirming that he was not aware of any circumstances which would cause concern over the acceptance as auditors of our company and that there were no disagreements between us and Mr. Dunne in regard to any accounting principles or audit procedures. We were required to obtain a Letter on Change in Certifying Accountant for filing as Exhibit 16 of Item 601 of Regulation S-B. Accordingly, we contacted Mr. Dunne and provided a copy of the disclosures made under this item pursuant to
Item 304(a)(3) of Regulation S-B. However, Mr. Dunne notified us that he is under an order pursuant to Rule 102(e) of the Commission's Rules of Practice for a period of three years in accordance with an Administrative Proceeding No. 3-9610 dated May 27, 1998. In lieu of filing Exhibit 16:
Letter on Change in Certifying Accountant in its initial Form 10-SB, the Commission requested that we provide details of our attempts to comply with this requirement, as described in the foregoing paragraph.

In October 1999, Jorgensen Telford Sadovnick, PLLC changed its name to Telford Sadovnick, PLLC.


                              PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

As at March 10, 2000, the name, age and position held by each of the directors and officers of our company are as follows:

Name                Age       Position Held

Michael Hinshaw     38        President, Chief Executive Officer &
                              Director
Bernhard Zinkhofer  44        Director
Peter Rantucci      30        Director
Richard Cohn        47        Executive Vice-President
Steve Zimmerman     35        Chief Technology Officer
David Zimmerman     27        Vice President of Engineering
Jason Fuchs         28        Chief Information Officer
Mark Katsumata      34        Secretary, Treasurer and Chief Financial
                              Officer

All directors have a term of office expiring at the next annual general meeting to be held in June 2000, unless re-elected or earlier vacated in accordance with our bylaws. All officers have a term of office lasting until their removal or replacement by the board of directors.

Michael Hinshaw - President, Chief Executive Officer and Director

Mr. Michael Hinshaw was appointed to the position of President, Chief Executive Officer and member of the Board of Directors on February 4, 1999. Mr. Hinshaw attended the University of San Francisco and the Academy of Art College in San Francisco, receiving a Bachelor of Arts in 1985 and a Masters of Fine Arts in Graphic Design from the Academy in 1988. As President and CEO of Verida Internet Corp., Mr. Hinshaw has 15 years of strategic marketing, creative, and management experience.

In 1985 Mr. Hinshaw co-founded advertising and corporate design firm Hinshaw, Young & Partners in San Francisco. While there he developed advertising, direct mail, marketing and branding programs for several high-technology and financial service corporations including Apple Computer, Wells Fargo Bank, GTE and Hitachi Data Systems. In 1989, Mr. Hinshaw co-founded Resource Net, a San Francisco based company which was founded to enable ad agencies and design firms to share management and marketing knowledge and resources using the technology of the Internet through an extensive corporate intranet and extranet. In 1994, Mr. Hinshaw joined the San Francisco bay-area based Triad Inc., a strategic marketing and communications company, to pursue the hands-on creation of effective branding, advertising and design. As Co-Creative Director and Vice President of the firm, he was responsible for both traditional and Internet based marketing and business programs for clients including Wells Fargo, Novell, Apple Computer and Household Credit Services. Mr. Hinshaw became President of Triad Inc. in 1997 and as described herein, sold Triad to Verida in October 1999.

Bernhard Zinkhofer - Director

Mr. Bernhard Zinkhofer has been a member of the Board of Directors since February 4, 1999. Mr. Zinkhofer obtained a Bachelor of Commerce Degree from the University of Calgary, Canada in 1977, became a member of the Canadian Institute of Chartered Accountants in 1980 after articling with a predecessor of KPMG and obtained a Bachelor of Law Degree from the University of Victoria in 1983. From 1983 to 1990, Mr. Zinkhofer practiced law with a smaller law firm in Vancouver, British Columbia, in the corporate and securities areas. In 1991 Mr. Zinkhofer became an associate of, and in 1992 a partner of, the firm of Lang Michener Lawrence & Shaw of Vancouver, B.C. where he continues to practice law. Mr. Zinkhofer is also a director of the following Canadian public companies of which only Trans-Orient reports under the Exchange Act of 1934 on Form 20F: Trans-Orient Petroleum Ltd., Durum Cons. Energy Corp., Helijet Airways International Inc., Strategic Technologies Inc. and Foran Mining Corporation.

Peter Rantucci - Director

Mr. Peter Rantucci has been a member of the board of directors since January 28, 1999. Mr. Rantucci received a Bachelor of Commerce Degree (Honors) from the University of British Columbia in 1992 and a Bachelor of Law Degree from the University of Manitoba in 1996. Mr. Rantucci began his articles in July 1996 with a large law firm situated in Calgary, Alberta called Milner Fenerty where he continued to practice commercial and tax law until his departure in January 1998. Since January 1998 until present Mr. Rantucci has been acting as executive for DLJ Management Ltd., a private company providing administrative services to public and private companies including Verida.

Richard G. Cohn - Executive Vice President

Mr. Richard G. Cohn serves as Executive Vice President for our company. Mr. Cohn holds a Bachelor of Arts from the University of Pennsylvania and a J.D. from Emory University. Mr. Cohn brings more than twenty years of diverse communications experience to our company. From 1995 to 1998 Mr. Cohn was Vice President, Communications Technology/Employee Communications, with Charles Schwab & Co. in San Francisco, California.
At Charles Schwab & Co., Mr. Cohn spearheaded efforts to align a geographically dispersed work force through Web technology. He also directed a national series of town hall meetings featuring CEO Charles Schwab launching the company's new strategic direction. From 1992 to 1995, Mr. Cohn was the Manager of Employee Communications with Sun Microsystems, at their Mountain View California office. While at Sun Microsystems Inc., Mr. Cohn helped pioneer online communications tools such as desktop video-on-demand and Web-based audio programming. He also directed global sensing efforts and managed communications campaigns around the world for Sun Microsystems Inc. Prior to his technology experience, Mr. Cohn served as a Senior Attorney for the Department of Energy in both Washington and San Francisco from 1980 to 1984 and has worked as a Legislative Assistant to the U.S. House of Representatives in Washington, D.C. from 1977 to 1978.

Steven Zimmerman - Chief Technology Officer

Mr. Steven Zimmerman serves as Chief Technology Officer for our company. He holds a Bachelor of Arts in economics from the University of Virginia and a Masters of Business Administration from San Francisco State University. Mr. Zimmerman brings over 13 years of technology leadership experience to Verida. From 1986 to 1994 Mr. Zimmerman served as Vice President and MIS director for Barclay & Company, Inc. In 1996 Mr. Zimmerman co-founded NetOpus Incorporated, an Internet hosting and development company. As President of NetOpus Incorporated, Mr. Zimmerman oversaw the design, development and implementation of Internet-based e-commerce solutions, with an emphasis on transaction processing, security, and database integration. While there, he also developed the Sales Associate System, a line of web based applications that enable companies to sell their products and services securely over the Internet.

David Zimmerman - Vice President of Engineering

Mr. David Zimmerman serves as Vice President of Engineering for our company. He holds a Bachelor of Arts in Economics from Wesleyan University. As co-founder and Chief Technology Officer of NetOpus Incorporated, creators of Web applications enabling online catalog display and order processing, David Zimmerman enjoyed an early introduction to the emerging world of Internet commerce. While building and maintaining one of the earliest and still one of the more established Internet malls, Choice Mall, Mr. Zimmerman led the development of NetOpus' e-commerce Store Creator Software. Having since worked independently and with numerous development companies, most recently as a Senior Engineer with USWeb/CKS, Mr. Zimmerman brings diverse e-commerce project architecture and implementation skills needed to lead Verida's engineering group in the creation of high-availability, flexible, and transactional e-commerce solutions across a wide array of industries.

Jason Fuchs - Chief Information Officer

Mr. Jason Fuchs was recently hired as our Chief Information Officer. He holds a Bachelor of Arts in Molecular Biology from the University of Colorado. From 1984 to 1996, Mr. Fuchs acted as an independent computer consultant, building database applications and maintaining computer systems. From 1996 to 1998, he acted as the systems administrator for two multi-media and Internet technology firms. From 1998 to 1999, Mr. Fuchs was a senior manager for Langtech Systems, a systems integrator and web-application development company. His primary client responsibilities included acting as an outsourced CTO/CIO for traditional firms as well as venture capital backed Internet start-ups. He designed, implemented, maintained and supported the local and wide area networks for these companies, spanning from the desktop to the server and network backbone.

Mark Katsumata - Corporate Secretary, Treasurer and Interim Chief
Financial Officer

Mr. Mark Katsumata has been the Corporate Secretary, Treasurer and Chief Financial Officer of the company since June 1998. Mr. Katsumata is a certified general accountant who was in public practice from 1990 to 1994 with De Visser & Company in Vancouver, B.C. On October 1994 Mr. Katsumata joined Indo-Pacific Energy Ltd., a reporting company listed on the OTCBB, and presently continues to occupy the position of Secretary and Treasurer and Interim Chief Financial Officer. Mr. Katsumata is also the Secretary, Treasurer and Chief Financial Officer of Trans-Orient Petroleum Ltd.

Verida is in the process of negotiating terms of employment with a new Chief Financial Officer designate as of the date of filing of this Form 10-KSB. To the best of our knowledge, none of the individuals listed above nor any person who can be considered the promoter or a "control person" are subject to any anticipated or threatened legal proceedings of a material nature. Messrs. Steven and David Zimmerman are brothers and other than this relationship, there are no family relationships among the directors and executive officers.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

Section 16(a) of the Securities and Exchange Act of 1934 requires officers, directors and persons who own more than ten percent of a registered class of a company's equity securities to file initial reports of beneficial ownership and to report changes in ownership of those securities with the Securities and Exchange Commission. They are also required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of Forms 3, 4 and 5 furnished to the Company we have determined the following:

(1) Mr. Michael Hinshaw was late in the filing of two Form 4's, one of which was required to report the initial granting of his options while the second related to the issuance of shares to him on account of the Triad Creative Inc. purchase. (2) Mr. Richard Cohen was late in the filing of one Form 4, which was required to report the initial granting of his option, (3) Mr. Steven Zimmerman was late in the filing of one Form 4, which was required to report the initial granting of his option. (4) Mr. Mark Katsumata was late in the filing of one Form 4, which was required to report the initial granting of his option. (5) Mr. Peter Rantucci was late in the filing of one Form 4, which was required to report the initial granting of his option.

ITEM 10.  EXECUTIVE COMPENSATION

Directors and Officers of our company have received the following compensation for the fiscal year ending December 31, 1999:

                     SUMMARY COMPENSATION TABLE

               Annual Compensation Long-Term Compensation
                                   Awards                   Payouts
(a)             (b)  (c)   (d)   (e)    (f)        (g)      (h)     (i)
                                  Other             Securities       All
                                  Annual Restricted Under            Other
Name and                          Compen-Stock      Options/ LTIP    Compen-
Principal            Salary Bonus sation Award(s)   SARs     Payouts sation
Position        Year ($)    ($)   ($)    (#)        (#)      ($)     ($)
Michael Hinshaw 1999 45,000 -     -      [1]        500,000  -       700,000[1]
President & CEO 1998     -  -     -      -               -   -            -
                1997     -  -     -      -               -   -            -

Richard Cohn    1999 71,250 -     -      -          200,000  -            -
Executive       1998     -  -     -      -               -   -            -
Vice President  1997     -  -     -      -               -   -            -

Steven
 Zimmerman      1999 51,501 -     -      [2]        150,000  -        50,000[2]
Chief Technology1998     -  -     -      -               -   -            -
Officer         1997     -  -     -      -               -   -            -

David Zimmerman 1999 41,251 -     -      [2]        100,000  -        50,000[2]
Vice President  1998     -  -     -      -               -   -            -
of Engineering  1997     -  -     -      -               -   -            -

Mark Katsumata  1999     -  -     -      -           25,000  -            -
Secretary,      1998     -  -     -      -               -   -            -
Treasurer & CFO 1997     -  -     -      -               -   -            -

Notes:

[1] On February 8, 1999 Mr. Michael Hinshaw, the President of Verida and an affiliate, was issued from treasury 1,000,000 shares at a price of $.001 per share under section 4(2), the total proceeds paid by him for this issuance was $1000. On February 8, 1999 Verida's price closed at $.25 per share. The difference between the price paid and the market value of the issuance is $249,000. Also on February 8, 1999 Mr. Hinshaw was also issued 1,000,000 shares at a price of $.03 per share under Reg. D (504), the total proceeds paid by him for this issuance was $30,000. On February 8, 1999 our share price closed at $.25 per share. The difference between the price paid and the market value of the issuance is $220,000. Additionally, on October 21, 1999, Verida acquired 100% of the issued and outstanding shares of Triad Creative, Inc., ("Triad") a private marketing company owned and controlled by Michael Hinshaw. Triad was acquired through a merger under California law in consideration of the agreement by Verida to pay $1, 800,000 the payment of which consisted of $750,000 ($450,000 paid to March 15, 2000) and the balance owing through the issuance of 150,000 restricted common shares. The shares were issued at an agreed price of $7.00 per share while the closing market price on October 21, 1999 of our common shares was $6.13. (See Item 12 - Certain Relationships and Related Transactions.)

[2] On June 11, 1999 NetOpus Incorporated, a private company owned and controlled by Messrs. Steve Zimmerman and David Zimmerman, was paid $50,000 in cash and was issued 25,000 restricted common shares at an agreed price of $5.25 per share as payment for the sale of its technology assets. On June 11, 1999 our common share's closing price on the market was $5.25. Mr. Steve Zimmerman is also an Executive Officer of the company and as such, an affiliate of Verida. Mr. David Zimmerman is the Vice President of Engineering and as such, an affiliate of Verida. (See Item 12 - Certain Relationships and Related Transactions.)

All the named executive officers, with the exception of Mr. Mark Katsumata, are subject to employment agreements with Verida. Generally, the employment agreements contain provisions such as salary and stock option awards, confidentiality and non-disclosure clauses and notice periods for the termination of employment. Under their respective employment agreements, the named executive officers are entitled to receive the following salaries:

                                                  Salary
Name                                              (Annual Basis)

1. Mr. Michael Hinshaw, President and CEO         $ 180,000
2. Richard Cohn, Executive Vice-President         $  90,000
3. Steven Zimmerman, Chief Technology Officer     $ 110,004
4. David Zimmerman, Vice-President of Engineering $ 110,004

With respect to compensation agreement for employment termination for the fiscal period ending December 31, 1999, the following executive officers have provisions within their respective employment agreements that generally provide for ongoing salary payments in certain circumstances:

1. Michael Hinshaw-President & CEO - In the event that Verida terminates Mr. Hinshaw without cause within the first thirty-six (36) months from the date of entering into the employment agreement, then Verida shall continue to pay him his salary ($15,000 per month) for the remainder of such thirty-six (36) month period.

2. Steven Zimmerman-Chief Technology Officer - In the event Verida terminates Mr. Zimmerman without cause within the first six (6) months from April 1, 1999 (the date of entering into the employment agreement) then Verida shall continue to pay Mr. Zimmerman's salary pursuant to Paragraph 2(a) above for the remainder of such six (6)-month period.

3. David Zimmerman-Vice President of Engineering - In the event Verida terminates Mr. Zimmerman without cause within the first six (6) months from August 1999 (the date of entering into the employment agreement) then Verida shall continue to pay Mr. Zimmerman's salary pursuant to Paragraph 2(a) above for the remainder of such six (6)-month period.

Subsequent to December 31, 1999, Mr. Jason Fuchs was hired by Verida as the Chief Information Officer. Under the terms of his employment agreement he is paid a salary of $97,200 per year and was granted an option to acquire 50,000 shares of Verida at a price of $10.00 per share. The shares are subject to certain vesting provisions over a 48 month period.

OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

                                 Percentage
                    Number of    of Options
                    Securities   granted to   Market
                    Underlying   Employees    Exercise or  Price on
                    Options      in the       Base Price   Date of   Expiration
Name                Granted (#)  Fiscal Year  ($/Sh)       Grant     Date
Michael Hinshaw     500,000[1]   41%          5.25         5.25      06/14/04
Richard Cohn        200,000[2]   17%          4.00         5.25      06/14/04
Steven Zimmerman    150,000[2]   12%          4.00         5.25      06/14/04
David Zimmerman     100,000[3]    8%          7.00         9.56      08/15/04
Mark Katsumata       25,000[2]    2%          5.25         5.25      06/14/04

Notes:

(1) Of the 500,000 options granted to Mr. Hinshaw, 200,000 are subject to the following vesting schedule: 25% at six months from granting, 25% at 12 months from granting, 25% at 24 months from granting and 25% at 36 months from granting. An option to acquire 300,000 vested immediately upon granting.

(2) Subject to the following vesting schedule: 25% at six months from granting, 25% at 12 months from granting, 25% at 24 months from granting and 25% at 36 months from granting.

(3) Subject to the following vesting schedule: 12.5% every 6 months from granting until February 15, 2003 when a final 25% will vest.

Aggregate Option Exercises in the Last Fiscal Year and Fiscal Year -
                         End Option Values

No stock options were exercised by any named executive officer during the 1999 fiscal year

                                             Number of
                                             securities     Value of
                                             underlying     unexercised
                                             unexercised    in-the-money
                                             options        options
               Shares                        12/31/99 (#)   12/31/99 ($)
               acquired on    Value          Exerciable/    Exercisable/
Name           exercise (#)   Realized ($)   unexercisable  unexercisable
Michael Hinshaw,
 President                                   350,000/       4,243,750/
                                             150,000        1,818,750
Richard Cohn,
 Vice-President                               50,000/         668,750/
                                             150,000        2,006,250
Steven Zimmerman,
 Chief Technology Officer                     37,500/         501,750/
                                             112,500        1,505,250
David Zimmerman,
 Vice-President                                    0/               0/
 of Engineering                              100,000        1,037,500

Mark Katsumata,                                6,250/          75,812/
 Chief Financial Officer                      18,750          227,437.50

(1)  Based on a December 31, 1999 closing price of $17.375 per share.

Except for options, Verida does not have any long-term incentive plans to its officers and directors during the 1999 fiscal year.

During the fiscal 1999 period, Verida did not have a formal compensation committee. Determinations as to compensation levels for the named executive officers were determined by the Board of Directors. There is no formal equation or plan under which the compensation paid to teach of the named executive officers was determined. Among the factors considered are levels of experience and comparative salaries within the industry.

There are no standard or other arrangements pursuant to which our company's directors were compensated in their capacity as such during the 1999 fiscal year. However, Mr. Peter Rantucci-Director, was granted an option to acquire up to 75,000 common shares of Verida's stock exercisable at $5.25 per share which was the closing market price of our common shares on the date of grant (June 14, 1999). The options are subject to the following vesting schedule: 25% at six months from granting, 25% at 12 months from granting, 25% at 24 months from granting and 25% at 36 months from granting. Mr. Zinkhofer, a director, purchased on February 8, 1999 a total of 200,000 common shares for total proceeds of $3,100.00. The closing market price of our common shares on February 8, 1999 was $.25 per share.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Our securities are recorded on the books of our transfer agent in registered form. However, a majority of such shares are registered in the name of intermediaries such as brokerage houses and clearing houses on behalf of their respective clients and we do not have knowledge of the beneficial owners thereof. We are not directly or indirectly owned or controlled by a corporation or foreign government.

As of March 24, 2000, Verida had an authorized share capital of 100,000,000 common shares with a par value of $0.00001 per share of which 9,510,094 shares were issued and outstanding after taking into account the March 20, 2000 exercise of 142,857 warrants by Trans-Orient Petroleum Ltd.

The following table sets forth, as of March 24, 2000, the beneficial shareholdings of persons or entities holding five per cent or more of our common stock, each director individually, each named executive officer and all directors and officers of Verida as a group. To the knowledge of Verida, each person has sole voting and investment power with respect to the shares of common shares shown.

Name and Address         Amount and Nature                  Percent of
of Beneficial Owner      of Beneficial Owner Position       Class
Michael Hinshaw            2,150,000[1]      President,     22.6%
c/o 50 California Street   common shares     Chief Executive
Suite 1500                                   Officer and a
San Francisco, CA                            member of the Board
                                             of Directors

Richard Cohn                       0[1]      Executive       0.0%
c/o 50 California Street                     Vice President
Suite 1500
San Francisco, CA

Steve Zimmerman               25,000[1][2]   Chief           0.3%
c/o 50 California Street                     Technology
Suite 1500                                   Officer
San Francisco, CA

David Zimmerman               25,000[1][2]   Vice President  0.3%
c/o 50 California Street
Suite 1500
San Francisco, CA

Jason Fuchs                        0[1]      Chief           0.0%
c/o 50 California Street                     Information
Suite 1500                                   Officer
San Francisco, CA

Mark Katsumata                     0[1]      Secretary-      0.0%
c/o 1090 West Pender Street                  Treasurer
Suite 1200                                   Chief Financial
Vancouver, B.C.                              Officer

Bernhard Zinkhofer           210,000         Director        2.2%
c/o 1055 W. Georgia St.   common shares
Suite 1500
Vancouver, B.C.

Peter Rantucci                   0[1]        Director        0.0%
c/o 1090 West Pender Street
Suite 1200
Vancouver, B.C.

All officers             2,410,000                          25.3%
and directors            common shares
as a group

Alex Guidi               3,026,000                          31.8%
c/o 1090 W. Pender St.   common shares
Suite 1200
Vancouver, B.C.

Brad Holland               793,533[3]                        8.3%
P.O. Box 2314            common shares
Dhahran, Saudi Arabia

Peter Loretto              524,900                           5.5%
c/o 350 - 6165 Hwy. 17   common shares
Delta, B.C.

Trans-Orient               621,428[4]                        6.5%
 Petroleum Ltd.          common shares
1200-1090 W. Pender St.
Vacouver, BC

[1]  These directors and officers hold options to acquire common shares of Verida:
                                                  Amount of Common
                                                  Shares which may be
                              Option to Acquire   acquired within the
                              the following       next 60 days as of
     Name                     Number of Shares    03/10/2000 on
                              Exercise

     Michael Hinshaw          500,000             350,000
     Richard Cohn             200,000              50,000
     Steven Zimmerman         150,000              37,500
     David Zimmerman          100,000              12,500
     Peter Rantucci            75,000              18,750
     Jason Fuchs               50,000                   0
     Mark Katsumata            25,000               6,250

[2] NetOpus Incorporated, a private company owned and controlled by Messrs. Steve Zimmerman and David Zimmerman, was issued 25,000 restricted common shares as partial payment for the sale of its technology assets. Mr. Steve Zimmerman is also an Executive Officer of the company and as such, an affiliate of Verida. Mr. David Zimmerman is the Vice President of Engineering and as such, an affiliate of Verida.

[3] Brad Holland holds a warrant to acquire 33,333 common shares of Verida at $16-$18 per share which is exercisable at any time up to December 13, 2001.

[4] Trans-Orient Petroleum Ltd. holds warrants to acquire 178,571 common at a price of $10 per share within on or before September 2, 2002. On March 17, 2000 the Board of Directors of the company repriced the exercise price of the warrants to $7.00 on the basis that Trans-Orient Petroleum Ltd. would exercise a portion of the warrant acquire 142,857 common shares for total proceeds of $1,000,000.

No arrangements exist which may result in a change in control of our company.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the twelve months ended December 31, 1999, no insider, officer, or director of our company had any interest in any material transaction, or has any interest in any pending material transaction, except as follows:

(a) Mr. Michael Hinshaw, our President and Director, purchased 1,000,000 common shares at a price of $0.001 per share and a further 1,000,000 common shares at a price of $0.03 per share. Mr. Bernhard Zinkhofer, a Director, acquired 100,000 common shares at $0.03 per share and a further 100,000 common shares at $0.001 per share.

(b) Verida sold 59,800 shares of Trans-Orient Petroleum Ltd. for cash proceeds of $81,972, net of commissions, resulting in a loss of $92,958. These available-for-sale securities were originally acquired in 1998 at a cost of $174,930 while the company was still engaged in its oil & gas business. Verida also issued 178,571 units, at a price of $7.00 per share, to Trans-Orient Petroleum Ltd. for cash proceeds of $1,249,997, pursuant to a private placement. Each unit consists of one common share and one share purchase warrant to purchase one additional share at a price of

$10.00 per share, expiring on August 27, 2002. On March 17, 2000 the Board of Directors of the company repriced the exercise price of the warrants to $7.00. On March 20, 2000 Trans-Orient Petroleum Ltd. notified us that they wished to exercise a portion of the warrant to acquire 142,857 of the Registrant's common shares for total proceeds of $1,000,000. The shares acquired under this private placement are subject to a one year hold period. Alex Guidi is the former President and a former member of the board of directors of Verida. Mr. Guidi is a substantial shareholder in our company and also a director and Chairman of the Board of Trans-Orient Petroleum Ltd.. Mr. Bernhard Zinkhofer is a member of our board of directors and is also a member of the board of directors of Trans-Orient Petroleum Ltd.. Mark Katsumata is the Secretary and Interim Chief Financial Officer of Verida. Mr. Katsumata is also the corporate secretary of Trans-Orient Petroleum Ltd.

(c) Verida acquired the rights to pre-existing computer software, known as the "Sales Associate Store Creator" from NetOpus Incorporated. NetOpus is a private company owned and controlled by Messrs. Steve Zimmerman and David Zimmerman. Mr. Steven Zimmerman is also Chief Technology Officer of the Company. Mr. David Zimmerman is also an executive officer of our company fulfilling the role of Vice- President of Engineering. NetOpus sold to Verida the rights to certain preexisting computer software marketed by NetOpus as the "Sales Associate Store Creator" commerce system.

The Store Creator Software was sold by NetOpus in consideration of a one-time fee paid by us to NetOpus. The one-time fee consisted of $50,000 plus the issuance to NetOpus of 25,000 common shares at a deemed price of $5.25 per share. The 25,000 shares were restricted from resale for a period of 12 months from the date of issuance. At the end of the twelve month period, the shares may be re-sold at a rate that cannot exceed 2,083 shares per month maximum. (See also Previous Acquisitions and AgriPlace Agreement.) We also paid $2,367 to NetOpus for web-hosting services in 1999 (1998 - $ nil).

(d) On October 21, 1999 Verida purchased 100% of Triad Creative, Inc. ("Triad"), a private company owned by Mr. Hinshaw, through a merger under California Law. Verida agreed to pay $750,000 in cash, payable over several months ($450,000 paid to date) and 150,000 common shares of our company, subject to resale restrictions. The total purchase price paid, including both shares and cash was $1,800,000. Prior to determining the price to be paid, our Board of Directors received an independent evaluation of the value of Triad Creative, Inc. The evaluation determined that the fair value was between $1,700,000 and $2,100,000. As of December 31, 1999, $150,000 in cash was paid towards the purchase price. (See also
Item 1 - Previous Acquisitions and Co-Development Arrangements.) As part of the Merger Agreement the parties were to enter into an Employment Agreement between our company and Mr. Michael Hinshaw. Among other things the Employment Agreement provided for a salary of $180,000 per year and confirmation of the earlier granting of options to acquire 500,000 of our common shares at $5.25 per share. Additionally the agreement provided for 36 months of severance should Mr. Hinshaw be released by the Company "without cause." Subsequent to the year end Verida reached agreement in principle for the Valuator referred to above, Mr. Henry Corona, to assume the position of Verida's Chief Financial Officer subject to negotiation of a satisfactory employment agreement.

(e) Up to the date of acquisition of Triad, Triad had designed and developed our websites and certain other corporate materials, at a cost of $313,396 to our company.

(f) During our 1999 fiscal year , Triad entered into various agreements for design services under which it generated revenues with companies in which our directors and/or officers held either direct or indirect interests, or served as directors or officers. These companies are Trans-Orient Petroleum Ltd. ($10,775) and Indo Pacific Energy Ltd. ($21,410). Additionally, Triad provided design services to a private company owned by Mr. Alex Guidi (see subparagraph "b" above for Mr. Guidi's relationship to the company). The total work done during the 1999 fiscal year for affiliated entities was $166,440.


ITEM 13.  INDEX TO EXHIBITS AND REPORTS ON FORM 8-K

During the fiscal year ending December 31, 1999 we filed the following material change reports on Form 8-K:

Date                Description

October 22, 1999    Merger Agreement dated as of October 21, 1999, by
                    and among Verida Internet Corp., Verida Acquisition
                    Corp., Triad Creative, Inc. and Michael Hinshaw.
November 8, 1999    Interim Shareholder's Agreement (the "Agreement")
                    with the Individuals Terry Booth, Greg Lore and AG-
                    Direct.Com Inc. (since renamed AgriPlace Inc.)

     The following exhibits required by Item 601 of Regulation S-B are filed herewith:

Exhibit
Number    Description

     The following documents are herein incorporated by reference as previously included in our Registration Statement on Form 10-SB filed on April 12, 1999 and amendments filed July 6, 1999, July 28, 1999 and August 2, 1999:

3.1       Initial Articles of Incorporation, as filed November 1, 1996

3.2       Bylaws

3.3 Articles of Amendment to the Articles of Incorporation, as filed on November 8, 1996

3.4 Articles of Amendment to the Articles of Incorporation, as filed on March 11, 1999

99.1      Cohn Employment Agreement

99.2      Steven Zimmerman Employment Agreement

99.3      Triad, Inc. Agreement

99.4      Software Purchase Agreement

     The following documents are herein incorporated by reference as previously included in our Quarterly Report on Form 10-QSB filed on June 30, 1999:

99.5      Share Option Plan.

     The following documents are herein incorporated by reference from our Form 10-QBS for the period ending September 30, 1999:

99.6      Employment Agreement for Vice President - Engineering
99.7      Promissory Note

     The following documents are herein incorporated by reference as previously included in our Form 8-K filed on November 9, 1999.

2.1 Merger Agreement dated as of October 21, 1999, by and among Verida Internet Corp., Verida Acquisition Corp., Triad
          Creative, Inc. and Michael Hinshaw.

     The following documents are incorporated herein by reference from our Form 8-K dated November 22, 1999:

10.1 Shareholders Agreement by and among Verida Internet Corp., AG-Direct.com Inc., Terry Booth and Grey Lore.

     The following documents are incorporated herein by reference from our Form S-8, as filed with the Securities and Exchange Commission on December 8, 1999, SEC file #000-25757:

10.2      Nonqualified Stock Option Plan.

     The following documents


23.3      Consent of Telford Sadovnick, P.L.L.C., CPA.
27        Financial Data Schedule
99.8      Hinshaw Employment Agreement
99.9      Steven Zimmerman Employment Agreement amendment.
99.10     David Zimmerman Employment Agreement

                             SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this signature page to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIDA INTERNET CORP.


Name                     Title                         Date

/s/ Michael Hinshaw
Michael Hinshaw          President & Director          March 29, 2000

/s/ Bernhard Zinkhofer
Bernhard Zinkhofer       Director                      March 29, 2000

/s/ Peter Rantucci
Peter Rantucci           Director                      March 30, 2000

/s/ Mark Katsumata
Mark Katsumata           Corporate Secretary, Chief    March 30, 2000
                         Financial Officer & Treasurer