Form 10KSB/A
period 1999-12-31
VERIDA INTERNET CORP
filed 2000-04-10
CIK 1083523

              U.S. SECURITIES AND EXCHANGE COMMISSION
                       450 Fifth Street, N.W.
                       Washington, D.C. 20549

                          FORM 10-KSB/A-1

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

                 14 East Sir Francis Drake Boulvard
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

Class A Common Stock               9,510,094 Shares Outstanding
$.00001 par value                  as of March 24, 2000

Documents Incorporated By Reference

1. Form 10-SB Registration Statement (SEC File #000-25757) and all amendments thereto, which was filed with the Securities and Exchange Commission on April 12, 1999 and all exhibits thereto.

2. All reports filed with the Securities and Exchange Commission after April 12, 1999.

3. Form S-8 Registration Statement (SEC File #333-95211) and all amendments thereto, which was filed with the Securities and Exchange Commission on January 24, 2000 and all exhibits thereto.

                               PART I

ITEM 1.   DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . .4
     A.   Business Development . . . . . . . . . . . . . . . . . . .4
     B.   Business of the Issuer . . . . . . . . . . . . . . . . . .5
          Cautionary Note - Forward Looking Information. . . . . . .5
          Summary of Business Goals. . . . . . . . . . . . . . . . .5
          Industry Background - The Internet . . . . . . . . . . . .5
          Traditional Approaches to Supply Procurement . . . . . . .6
          AgriPlace. . . . . . . . . . . . . . . . . . . . . . . . .9
          PetroPlace . . . . . . . . . . . . . . . . . . . . . . . .9
          Related Applications Development   . . . . . . . . . . . 10
          Business Acquisitions and Co-Development Arrangements
          Acquisition of Triad Creative, Inc.. . . . . . . . . . . 11
          Acquisition of Software from NetOpus Incorporated. . . . 12
          Number of Total Employees and Number of Full Time
            Employees. . . . . . . . . . . . . . . . . . . . . . . 13
          Risk Factors . . . . . . . . . . . . . . . . . . . . . . 13
          1.   Early Stage Development . . . . . . . . . . . . . . 13
          2.   Product Acceptance and Intense Competition. . . . . 13
          3.   History of Losses . . . . . . . . . . . . . . . . . 14
          4.   Significant and Immediate Additional Financing
               Requirements. . . . . . . . . . . . . . . . . . . . 15
          5.   No Patent or Proprietary Rights . . . . . . . . . . 15
          6.   Rapid Technological Change; Need for New Products;
               Introduction of Competitive Products. . . . . . . . 15
          7.   Liquidity and Volatility Risks for Investors in Common
               Shares. . . . . . . . . . . . . . . . . . . . . . . 15
          8.   Governmental Regulation . . . . . . . . . . . . . . 16
          9.   Potential Equity Dilution . . . . . . . . . . . . . 16
          10.  Possible Conflicts of Interest. . . . . . . . . . . 17
          11.  Key Employees . . . . . . . . . . . . . . . . . . . 17
          12.  Risks Associated With The Year 2000 . . . . . . . . 17
ITEM 2.   DESCRIPTION OF PROPERTIES. . . . . . . . . . . . . . . . 17
ITEM 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . 17
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . 18

                              PART II

ITEM 5.   MARKET PRICE OF AND DIVIDENDS ON VERIDA'S COMMON EQUITY AND
          OTHER SHAREHOLDER MATTERS. . . . . . . . . . . . . . . . 18
ITEM 6.   PLAN OF OPERATIONS . . . . . . . . . . . . . . . . . . . 20
          Management Discussion and Analysis . . . . . . . . . . . 21
          Twelve Months Ended December 31, 1999 - Compared to the
           Twelve Months Ended December 31, 1998 . . . . . . . . . 21
          Liquidity and Capital Resources. . . . . . . . . . . . . 22

ITEM 7.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . 23
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS. . . . . . 46

                             PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS. . . . . . . . . . . . . . . . . . . . . . . . . 46
ITEM 10.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . 50
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT53
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . 55
ITEM 13.  INDEX TO EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . 57

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

On November 22, 1999, Verida entered into an interim shareholder's Agreement (the "AgriPlace Agreement") with two unrelated individuals, Mr. Terry Booth and Mr. Greg Lore who are Alberta, Canada residents, and Mr. Lore's company, AG-Direct.Com Inc. later renamed AgriPlace Inc. ("AgriPlace"). AgriPlace is the corporate vehicle through which Verida intends to launch its online market to serve the trading needs of the agricultural industry. Pursuant to the terms of the AgriPlace Agreement, we have the right to earn up to a 66.67% equity interest in AgriPlace in exchange for paying scheduled milestone payments, aggregating US$800,000. Upon satisfying our funding commitments, Mr. Booth and Mr. Lore will each retain a 16.67% interest in AgriPlace subject to dilution for all existing shareholders of Agriplace if additional investors purchase shares in AgriPlace. The purpose of the payments is to provide capital to AgriPlace to allow for further development, marketing and deployment of AgriPlace. The timing and amounts of the milestone payments are required over 14-15 months and currently at the rate of $50,000 per month. As at March 10, 2000 Verida has paid $260,000 under the milestone payments schedule and has thereby earned approximately 39% of AgriPlace's equity. We may elect, upon 90 days notice to discontinue funding and retain our pro rata share, however we will lose the right to further fund AgriPlace. Under the terms of the AgriPlace Agreement, AgriPlace and Verida shall enter into an agreement pursuant to which Verida shall supply our expertise and services at commercially standard rates to a maximum of US$400,000, over a period of 18 months. We also have the option to acquire a further one half interest in Mr. Booth's and Mr. Lore's shares of AgriPlace from each of them upon a total payment of US$50,000. The option may only be exercised in the event that AgriPlace has failed to achieve certain development milestones within the first anniversary of signing the Agreement.

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

Within each individual industry we are focusing on, there is considerable potential competition for our planned e-marketplaces. There are also e -market makers who, not unlike Verida, are focusing on building multiple vertical markets across a wide range of industries and industry segments. As an example, in the Agribusiness sector, we have identified 31 web businesses who offer agricultural products and services in the North American marketplace. These include companies such as xsAG, agriculture.com, DirectAg and farms.com. In the energy market, we have identified over 20 companies who offer products and services which may compete with Verida's planned offerings including companies such as petrocosm.com, petrisX, and IndigoPool. In the building and construction sector, direct and indirect competitors may include BricsNet, BuzzSaw, RedLadder, Ironmax and BuildPoint.

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
06/11/99  Common Shares     25,000 [2]            Section 4(2) [2]
09/02/99  Units            178,571 $1,249,997     Reg. S (901-905)[3]
10/21/99  Common Shares    150,000 [4]            Reg. D. (506)[4]
12/21/99  Units             66,666 $999,990       Reg. S (901-905)[5]

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

Selected Consolidated Financial Data

YEAR ENDED DECEMBER 31   1999           1998         1997           1996[1]
Gross Revenues           $    179,806   $    3,491   $    1,986
Operating Loss             (1,359,768)     (19,150)     (19,561)     (6,769)
Other Income (loss)          (177,958)          -            -           -
Net Loss                   (1,537,726)     (19,150)     (19,561)     (6,769)

Loss per Common Share    $       (.17)  $     (.00)
Weighted Average Shares
 Outstanding                9,028,289    8,294,205    2,061,370         N/A

AS AT DECEMBER 31

Current Assets              1,857,628      235,234      153,670     104,149
Fixed Assets Net of
 Depreciation                 191,057
Capitalized Software
 Development                  146,005
Goodwill                    1,724,045
Total Assets                3,918,735      235,234      153,670     104,149
Current Liabilities         1,116,603       34,578       32,000      10,918
Long Term Debt                  2,827
Total Liabilities           1,119,430       34,578       32,000      10,918
Share Capital               4,382,511      340,710      148,000     100,000
Deficit                    (1,583,206)     (45,480)     (26,330)     (6,769)
Cumulative comprehensive
 adjustments                       -       (94,574)          -           -

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








/s/ TELFORD SADOVNICK, P.L.L.C
CERTIFIED PUBLIC ACCOUNTANTS

Bellingham, Washington
February 29, 2000

VERIDA INTERNET CORP. (Formerly Austral Pacific Energy Corp.)
(A Development Stage Enterprise)
Consolidated Balance Sheets

As of December 31,                           1999           1998
Assets
Cent
Cash and short-term deposits                 $ 1,777,758    $  21,178
Marketable securities (Note 6)                        -        80,356
Accounts receivable                               48,439           -
Subscriptions receivable (Note 11)                    -       133,700
Due from related party (Note 6)                      408           -
Prepaid expenses                                  31,023           -
                                             -----------    ---------
                                               1,857,628      235,234
Property and equipment, net (Note 2)             191,057           -
Capitalized software development costs,
 net (Note 5)                                    146,005           -
Goodwill, net of accumulated amortization
 of $59,450 (Note 3)                           1,724,045           -
                                             -----------    ---------
Total Assets                                 $ 3,918,735    $ 235,234
                                             ===========    =========
Liabilities
Current
Bank loan (Note 7)                           $    70,000    $      -
Accounts payable and accrued liabilities          76,520        4,578
Loan payable to related party (Note 6)           600,000       30,000
Note payable (Note 8)                            206,006           -
Current portion of long-term debt (Note 10)       10,077           -
Income taxes payable (Note 9)                    154,000           -
                                             -----------    ---------
                                               1,116,603       34,578
Long-term debt (Note 10)                           2,827           -
                                             -----------    ---------
Total Liabilities                              1,119,430       34,578
                                             -----------    ---------
Commitments and Contingencies (Notes 1 and 10)
Stockholders' Equity
Common stock, $0.00001 par value;
 100,000,000 shares authorized
 (December 31, 1999: 9,367,237
 shares issued and outstanding)
 (December 31, 1998: 8,887,000
 shares issued and outstanding)                       94           89
Additional paid-in capital (Note 11)           4,867,540      340,621
Deferred compensation (Note 11)                 (485,123)          -
Deficit accumulated during
 the development stage                        (1,583,206)     (45,480)
Cumulative comprehensive adjustment                   -       (94,574)
                                             -----------    ---------
Total Stockholders' Equity                     2,799,305      200,656
                                             -----------    ---------
Total Liabilities and Stockholders' Equity   $ 3,918,735    $ 235,234
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

   See accompanying notes to the consolidated financial statements
                                F-4b

VERIDA INTERNET CORP. (Formerly Austral Pacific Energy Corp.)
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows

                                                                For the
                         For the        For the     For the     Period From
                         Year           Year        Year        Inception on
                         Ended          Ended       Ended       11/01/96
                         12/31/99       12/31/98    12/31/97    to 12/31/99
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






   See accompanying notes to the consolidated financial statements

                                F-5a

VERIDA INTERNET CORP. (Formerly Austral Pacific Energy Corp.)
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows

                                                              For the
                           For the        For the   For the   Period From
                           Year           Year      Year      Inception on
                           Ended          Ended     Ended     11/01/96
                           12/31/99       12/31/98  12/31/97  to 12/31/99
Investing Activities
Sale (purchase) of
 marketable securities        81,972      (174,930)       -      (92,958)
Purchase of fixed assets    (139,733)           -         -     (139,733)
Purchase of software from
 NetOpus Incorporated
 (Note 5)                    (50,000)           -         -      (50,000)
Acquisition of Triad
 Creative, Inc.
 (Note 3)                    (89,061)           -         -      (89,061)
                         -----------    ---------- --------- -----------
Net cash used in
 investing activities       (196,822)     (174,930)       -    (371,752)
                         -----------    ---------- --------- -----------
Net increase (decrease)
 in cash                   1,756,580      (132,492)   49,521   1,777,758
Cash and short-term deposits
 - Beginning of period        21,178       153,670   104,149          -
                         -----------    ---------- --------- -----------
Cash and short-term deposits
 - End of period         $ 1,777,758    $   21,178 $ 153,670 $ 1,777,758
                         ===========    ========== ========= ===========

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

These financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has incurred operating losses since its incorporation intends to raise additional equity financing to finance its operations and any acquisitions. However, there can be no assurance that such acquisitions will occur, or whether additional funds required, if any, would be available to the Company when required or on terms acceptable to the Company. Such limitations could have a material adverse effect on the Company's business, financial condition or operations and these financial statements do not include any adjustment that could result therefrom.

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

The following is a summary of the Company's net loss and basic and diluted loss per share as reported and pro forma as if the fair value based method of accounting defined in SFAS 123 had been applied for the 1999, 1998, and 1997 fiscal years:

                 1999                      1998                  1997
         As            Pro           As         Pro       As          Pro
         Reported      Forma         Reported   Forma     Reported    Forma
Net loss
 for the
 year    $(1,537,726)  $(4,107,597)  $(19,150)  $(19,150)  $(19,561)  $(19,561)
         ============  ============  =========  =========  =========  =========
Basic and
diluted
loss per
share    $     (0.17)  $     (0.45)  $  (0.00)  $  (0.00)  $  (0.01)  $  (0.01)
         ===========   ===========   ========   ========   ========   ========

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

ITEM 10.  EXECUTIVE COMPENSATION

Directors and Officers of our company have received the following compensation for the fiscal year ending December 31, 1999:

                     SUMMARY COMPENSATION TABLE

               Annual Compensation Long-Term Compensation
                                   Awards                   Payouts
(a)          (b)  (c)    (d)   (e)     (f)        (g)       (h)       (i)
                               Other              Securities         All
                               Annual  Restricted Under              Other
Name and                       Compen- Stock      Options/  LTIP     Compen-
Principal         Salary Bonus sation  Award(s)   SARs      Payouts  sation
Position     Year ($)    ($)   ($)     (#)        (#)       ($)      ($)
Michael
 Hinshaw     1999 45,000    -    -    [1]          500,000   -       700,000[1]
President    1998     -     -    -    -                 -    -            -
 & CEO       1997     -     -    -    -                 -    -            -

Richard Cohn 1999 71,250    -    -    -            200,000   -            -
Executive    1998     -     -    -    -                 -    -            -
Vice         1997     -     -    -    -                 -    -            -
 President

Steven
 Zimmerman   1999 51,501    -    -    [2]          150,000   -        50,000[2]
Chief        1998     -     -    -    -                 -    -            -
Tehcnology   1997     -     -    -    -                 -    -            -
Officer

David
 Zimmerman   1999 41,251    -    -    [2]          100,000   -        50,000[2]
Vice         1998     -     -    -    -                 -    -              -
President of 1997     -     -    -    -                 -    -              -
Engineering

Mark
 Katsumata   1999     -     -    -    -             25,000   -              -
Secretary,   1998     -     -    -    -                 -    -              -
Treasurer    1997     -     -    -    -                 -    -              -
& CFO

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

     The following documents are incorporated herein by reference from our Form 8-K dated November 22, 1999:

10.1 Shareholders Agreement by and among Verida Internet Corp., AG-Direct.com Inc., Terry Booth and Grey Lore.

     The following documents are incorporated herein by reference from our Form S-8, as filed with the Securities and Exchange Commission on January 24, 1999, SEC file #333-95211:

10.2      Nonqualified Stock Option Plan.

     The following documents


23.3      Consent of Telford Sadovnick, P.L.L.C., CPA.
27 *      Financial Data Schedule
99.8 *    Hinshaw Employment Agreement
99.9 *    Steven Zimmerman Employment Agreement amendment.
99.10 *   David Zimmerman Employment Agreement

*    Previously filed.

                             SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this signature page to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIDA INTERNET CORP.


Name                     Title                         Date

/s/ Michael Hinshaw
Michael Hinshaw          President & Director          April 6, 2000

/s/ Bernhard Zinkhofer
Bernhard Zinkhofer       Director                      April 6, 2000

/s/ Peter Rantucci
Peter Rantucci           Director                      April 6, 2000

/s/ Mark Katsumata
Mark Katsumata           Corporate Secretary, Chief    April 6, 2000
                         Financial Officer & Treasurer