Form 10QSB
period 2000-03-31
VERIDA INTERNET CORP
filed 2000-05-15
CIK 1083523

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                               FORM 10-QSB


[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 2000

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
          For the transition period _______ from to _______.


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

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes [ X ]      No [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
     Yes [   ]      No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $.00001 par value per share: 9,510,094 outstanding as of March 31, 2000

Transitional Small Business Disclosure Format (check one):
     Yes [    ]  No [ x ]

                     PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VERIDA INTERNET CORP.
(A Development Stage Enterprise)
Consolidated Balance Sheets
Unaudited - Prepared by Management

As of March 31,                    2000           1999

ASSETS
Current
Cash and short-term deposits       $ 1,642,669    $ 139,583
Accounts receivable                    158,421           -
Prepaid expenses and deposits           20,795           -
                                   -----------    ---------

                                     1,821,885      139,583
Property and equipment, net            293,809           -
Capitalized software development
 costs, net                            130,900           -
Goodwill, net of accumulated
 amortization of $148,625            1,634,870           -
                                   -----------    ---------
Total Assets                       $ 3,881,464    $ 139,583
                                   ===========    =========
LIABILITIES
 Current
 Bank loan                         $    45,000    $      -
 Accounts payable and accrued
  liabilities                          202,257        8,500
 Due to related party                       -        32,469
 Loan payable to related party         300,000           -
 Note payable                          209,995           -
 Current portion of long-term debt      33,421           -
 Income taxes payable                  154,000           -
                                   -----------    ---------
                                       944,673       40,969
Long-term debt                          69,153           -
                                   -----------    ---------
Total Liabilities                    1,013,826       40,969
                                   -----------    ---------
STOCKHOLDERS' EQUITY
 Common stock, $0.00001 par value;
  100,000,000 shares authorized
  (March 31, 2000: 9,510,094 shares
  issued and outstanding) (March 31,
  1999: 8,887,000 shares issued
  and outstanding)                          95           89
 Additional paid-in capital          5,981,762      340,621
 Deferred compensation                (488,341)          -
 Deficit accumulated during
  the development stage             (2,625,878)    (242,096)
                                   -----------    ---------
Total Stockholders' Equity           2,867,638       98,614
                                   -----------    ---------
Total Liabilities and
 Stockholders' Equity              $ 3,881,464    $ 139,583
                                   ===========    =========

VERIDA INTERNET CORP.
(A Development Stage Enterprise)
Consolidated Statements of Operations and Comprehensive Loss
Unaudited - Prepared by Management

                              For the        For the        For the Period
                              Three Month    Three Month    From Inception on
                              Period Ended   Period Ended   November 1, 1996
                              March 31,      March 31,      to March 31,
                              2000           1999           2000

REVENUES
Net revenues                  $    235,215   $       -      $    387,894
Interest income                     13,989        1,559           46,593
                              ------------   ----------     ------------
                                   249,204        1,559          434,487
Job costs                           84,338           -           131,213
                              ------------   ----------     ------------
Gross margin                       164,866        1,559          303,274
                              ------------   ----------     ------------
EXPENSES
Amortization of software
 development costs                  15,105           -            50,350
Amortization of goodwill            89,175           -           148,625
Amortization of deferred
 compensation                      111,006           -           421,570
General and administrative
 (Schedule)                        811,634       33,498        1,735,962
Product development                     -        71,719          214,069
                              ------------   ----------     ------------
Total operating expenses         1,026,920      105,217        2,570,576
                              ------------   ----------     ------------
OPERATING LOSS FOR THE PERIOD     (862,054)    (103,658)      (2,267,302)

Loss on sale of fixed assets        (5,618)          -            (5,618)
Loss on sale of marketable
 securities                             -       (92,958)         (92,958)
Write-down of investment in
 AgriPlace Inc.                   (175,000)          -          (260,000)
                              ------------   ----------     ------------
NET LOSS FOR THE PERIOD         (1,042,672)    (196,616)      (2,625,878)

Other comprehensive
income (loss):
 Unrealized loss on
  marketable securities                 -            -           (94,574)
 Reclassification adjustment            -        94,574           94,574
                              ------------   ----------     ------------
COMPREHENSIVE LOSS FOR
 THE PERIOD                   $ (1,042,672)  $ (102,042)    $ (2,625,878)
                              ============   ==========     ============
BASIC AND DILUTED LOSS
 PER SHARE                    $      (0.11)  $    (0.02)    $      (0.41)
                              ============   ==========     ============

VERIDA INTERNET CORP.
(A Development Stage Enterprise)
Consolidated Statements of Changes in Stockholders' Equity
Unaudited - Prepared by Management
For the Three Month Periods Ended March 31, 2000 and 1999


                                                  Additional
                                   Common         Paid-in        Deferred
                              Shares    Amount    Capital        Compensation

Balance at December 31, 1998  8,887,000 $ 89      $   340,621    $       -

Net loss during the period                                               -

Reclassification adjustment
                              --------- ----      -----------    ----------
Balance at March 31, 1999     8,887,000 $ 89      $   340,621    $       -
                              ========= ====      ===========    ==========

Balance at December 31, 1999  9,367,237 $ 94      $ 4,867,540    $ (485,123)

Common stock issued for cash
  at $7.00 per share            142,857    1          999,998

Deferred compensation related
  to stock options                                    114,224        (3,218)

Net loss during the period
                              --------- ----      -----------    ----------
Balance at March 31, 2000     9,510,094 $ 95      $ 5,981,762    $ (488,341)
                              ========= ====      ===========    ==========


































                                    3-a

VERIDA INTERNET CORP.
(A Development Stage Enterprise)
Consolidated Statements of Changes in Stockholders' Equity
Unaudited - Prepared by Management
For the Three Month Periods Ended March 31, 2000 and 1999


                              Deficit
                              Accumulated
                              During the     Cumulative     Total
                              Development    Comprehensive  Stockholders'
                              Stage          Adjustment     Equity

Balance at December 31, 1998  $    (45,480)  $ (94,574)     $    200,656

Net loss during the period        (196,616)                     (196,616)

Reclassification adjustment                     94,574            94,574
                              ------------   ---------      ------------
Balance at March 31, 1999     $   (242,096)  $      -       $     98,614
                              ============   =========      ============

Balance at December 31, 1999  $ (1,583,206)  $      -       $  2,799,305

Common stock issued for cash
  at $7.00 per share                                             999,999

Deferred compensation related
  to stock options                                               111,006

Net loss during the period      (1,042,672)                   (1,042,672)
                              ------------   ---------      ------------
Balance at
 March 31, 2000               $ (2,625,878)  $      -       $  2,867,638
                              ============   =========      ============
































                                    3-b

VERIDA INTERNET CORP.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
Unaudited - Prepared by Management
                                                                 For the Period
                                   For the        For the        From
                                   Three Month    Three Month    Inception on
                                   Period Ended   Period Ended   11/01/96
                                   March 31,      March 31,      to March 31,
                                   2000           1999           2000

OPERATING ACTIVITIES
Net loss for the period            $ (1,042,672)  $ (196,616)    $ (2,625,878)
Adjustments to reconcile net loss to
cash applied to operating activities:
 Amortization of software
  development costs                      15,105           -            50,350
 Amortization of goodwill                89,175           -           148,625
 Amortization of deferred
  compensation                          111,006           -           421,570
 Depreciation                            26,307           -            42,632
 Loss on sale of marketable
  securities                                 -        92,958           92,958
Changes in non-cash working capital:
 Accounts receivable                   (109,982)          -            11,676
 Due from related party                     408           -               (92)
 Prepaid expenses                        10,228           -           (16,527)
 Accounts payable and
  accrued liabilities                   125,737        3,922          118,685
 Due to related party                        -        32,469               -
                                   ------------   ----------     ------------
Net cash used in operating
 activities                            (774,688)     (67,267)      (1,756,001)
                                   ------------   ----------     ------------
FINANCING ACTIVITIES
Loan from related party, net                 -       (30,000)              -
Increase (decrease) in bank loan        (25,000)          -             5,000
Decrease in loan payable to
 related party                         (300,000)          -          (300,000)
Increase in note payable                  3,989           -           209,995
Increase in long-term debt               89,670           -            93,790
Common shares issued for cash           999,999      133,700        3,900,696
Cost of common stock offering                -            -           (10,000)
                                   ------------   ----------     ------------
Net cash provided by
 financing activities                   768,658      103,700        3,899,481
                                   ------------   ----------     ------------
INVESTING ACTIVITIES
Sale (purchase) of marketable
 securities                                  -        81,972          (92,958)
Purchase of fixed assets, net          (129,059)          -          (268,792)
Purchase of software from
 NetOpus Incorporated                        -            -           (50,000)
Acquisition of Triad Creative, Inc.          -            -           (89,061)
                                   ------------   ----------     ------------
Net cash used in investing
 activities                            (129,059)      81,972         (500,811)
                                   ------------   ----------     ------------
Net increase (decrease) in cash        (135,089)     118,405        1,642,669
Cash and short-term deposits -
 Beginning of period                  1,777,758       21,178               -
                                   ------------   ----------     ------------
Cash and short-term deposits -
 End of period                     $  1,642,669   $  139,583     $  1,642,669
                                   ============   ==========     ============

VERIDA INTERNET CORP.
(A Development Stage Enterprise)
Consolidated Schedules of General and Administrative Expenses
Unaudited - Prepared by Management

                                                                 For the Period
                                   For the        For the        From
                                   Three Month    Three Month    Inception on
                                   Period Ended   Period Ended   11/01/96
                                   March 31,      March 31,      to March 31,
                                   2000           1999           2000

General and Administrative Expenses

Bank charges and interest          $   4,597      $     77       $    16,303
Bad debts                                 -             -              2,467
Consulting                            37,487            -            122,191
Depreciation                          26,307            -             42,632
Insurance                                 -             -             49,074
Interest on long-term debt             8,061            -              8,778
Loss (gain) on foreign exchange        1,263            -               (221)
Maintenance and repairs                5,877            -              9,896
Meals and entertainment               14,520            -             22,775
Office and miscellaneous              52,980        25,878           165,325
Professional fees                     86,269         6,613           171,733
Promotion and marketing              128,779           350           208,659
Rent                                  36,145           580            46,085
Salaries and benefits                408,773            -            850,769
Subscriptions and dues                   576            -              1,736
Trademark fees                            -             -             17,760
                                   ---------      --------       -----------
                                   $ 811,634      $ 33,498       $ 1,735,962
                                   =========      ========       ===========

VERIDA INTERNET CORP.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
Unaudited - Prepared by Management
For the Three Month Periods Ended March 31, 2000 and 1999

NOTE 1 - BASIS OF PRESENTATION

These unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited interim financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that can be expected for the year ended December 31, 2000.

NOTE 2 - GOING CONCERN

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

NOTE 3 - INVESTMENT IN AGRIPLACE INC.

On November 22, 1999, the Company entered into a letter of agreement (the "Agreement") with two individuals (the "Individuals") and AgriPlace Inc. (formerly AG-Direct.Com Inc.) ("AgriPlace"). The purpose of AgriPlace is to facilitate trade activity in the feed grains and freight markets, and link grain companies, brokers and producers with their trading counterparts including feed mills, feedlots and international buyers. Under the terms of the Agreement, the Company has the right to earn from the Individuals up to a 66.67% equity interest in AgriPlace in exchange for providing certain services and for paying an aggregate amount of $800,000, payable over 16 months. Additionally, the Company has the option to acquire a further 8.33% equity interest in AgriPlace upon payment of $50,000 to each of the Individuals which may only be exercised where the Individuals have failed to achieve certain development milestones by November 22, 2000.

The Company and AgriPlace are required to enter into an agreement in which the Company will provide services and expertise at commercially standard and reasonable rates to a maximum of $400,000, over a period of 18 months. The Individuals are entitled to enter into employment agreements with AgriPlace for approximately $10,000 per month in aggregate over an initial term of 24 months.

The Company may discontinue funding upon 90 days notice and retain a pro rata share but will forfeit the right to further fund AgriPlace. At March 31, 2000, the Company paid a total of $260,000 in cash pursuant to the Agreement entitling a 39.39% equity interest in AgriPlace.

VERIDA INTERNET CORP.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
Unaudited - Prepared by Management
For the Three Month Periods Ended March 31, 2000 and 1999

NOTE 4 - RELATED PARTY TRANSACTIONS

a)   Loan Payable to Related Party

At March 31, 2000, the Company owed $300,000 to the President of the Company payable in cash relating to the purchase of Triad. This amount is unsecured and non-interest bearing.

b)   Note Payable

At March 31, 2000, the Company owed $209,995 including interest to a shareholder of the Company.

c)   Common Stock

Trans-Orient Petroleum Ltd. ("Trans-Orient") exercised previously issued share purchase warrants to purchase 142,857 shares of the Company at a price of $7.00 per share for gross proceeds of $999,999 to the Company.

Trans-Orient is a public company with directors, officers and/or principal shareholders in common with the Company.

NOTE 5 - BANK LOAN

Pursuant to a commercial security agreement dated November 26, 1997, the Company has a $45,000 promissory note with a financial institution due on April 30, 2000 and bearing interest at a rate of 1.75% over the bank index rate.

NOTE 6 - NOTE PAYABLE

During the 1999 fiscal year, the Company obtained a loan from a shareholder of the Company and issued a promissory note for $200,000. The promissory note accrues interest at a rate of 8% per annum and is due in full on or before August 16, 2000. At March 31, 2000, the Company owed $209,995 including interest to the shareholder of the Company.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

During the three month period ended March 31, 2000, the Company entered into additional capital leases requiring various payments totaling $154,005 over a period of two to five years.

NOTE 8 - COMMON STOCK

a)   Authorized and Issued

The authorized number of shares of the Company is 100,000,000 shares of common stock with a par value of $0.00001 per share. At March 31, 2000, there were 9,510,094 shares (March 31, 1999: 8,887,000 shares) of common stock issued and outstanding.

VERIDA INTERNET CORP.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
Unaudited - Prepared by Management
For the Three Month Periods Ended March 31, 2000 and 1999

NOTE 8 - COMMON STOCK (continued)

b)   Share Purchase Warrants

The following share purchase warrants to purchase shares of the Company are outstanding at March 31, 2000:


     Number         Price          Expiry
     of Shares      per Share      Date

      35,714        $7.00          August 27, 2002
      66,666        $16.00/$18.00  December 13, 2000/2001
     -------
     102,380
     =======

During the three month period ended March 31, 2000, the Company repriced previously issued share purchase warrants to purchase 178,571 shares at a price of $10.00 per share expiring on August 27, 2002 to a price of $7.00 per share. These warrants were partially exercised by Trans-Orient Petroleum Ltd. to purchase 142,857 shares at a price of $7.00 per share for gross proceeds of $999,999 to the Company.

Subsequent to March 31, 2000, the remaining share purchase warrants were further repriced to purchase 35,714 shares at a price of $5.25 per share expiring on August 27, 2002.

c)   Deferred Compensation

During the three month period ended March 31, 2000, the Company recorded deferred compensation cost of $124,285 as a result of granting stock options. This amount represents the difference between the exercise price and the quoted market price of the Company's common stock at the date of grant.

The amortization of deferred compensation is charged to operations over the vesting period of the stock options ranging from three to four and a half years


NOTE 9 - LOSS PER SHARE

Net loss per common share is computed based on the weighted-average number of common shares and common share equivalents outstanding.

Stock options outstanding have not been included in the computation of diluted loss per share as the inclusion of these securities would be antidilutive. Consequently, no differences exist between basic and diluted loss per share for the periods presented. The weighted-average number of shares outstanding are 9,370,377 and 8,887,000 for the three month periods ended March 31, 2000 and 1999, respectively.

VERIDA INTERNET CORP.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
Unaudited - Prepared by Management
For the Three Month Periods Ended March 31, 2000 and 1999

NOTE 10 - SUPPLEMENTAL DISCLOSURE TO THE CONSOLIDATED STATEMENTS OF
CASH FLOWS

                                                       For the Period
                         For the        For the        From
                         Three Month    Three Month    Inception on
                         Period Ended   Period Ended   11/01/96
                         March 31,      March 31,      to March 31,
                         2000           1999           2000

Supplemental disclosure
 of cash flow
 information:
 Interest paid           $ 11,758       $  -           $    13,998
                         ========       =====          ===========
Supplemental disclosure
 of non-cash financing
 and investing activities:

Common stock issued as
 consideration for the
 purchase of software from
 NetOpus Incorporated    $     -        $  -           $   131,250
                         ========       =====          ===========
Common stock issued as
 consideration for the
 acquisition of Triad
 Creative, Inc.          $     -        $  -           $ 1,050,000
                         ========       =====          ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

     The Registrant's operations can generally be described as constituting two divisions viz. its Verida e-commerce/internet development stage business and its Triad marketing services division. The Registrant's first fiscal quarter ended March 31, 2000 represents the first fiscal quarter in which the Registrant's operations include the accounts of its Triad division for the full fiscal quarter. The Triad division was acquired in a non-arm's length transaction effective October 22, 1999 which acquisition is more particularly described in the Registrant's Form 10-KSB filing for its December 31, 1999 fiscal year.

     Generally speaking, the Registrant's Triad division experienced relatively stable business conditions in the first quarter while the Registrant's Verida e-commerce division saw significant increases in most expenditure categories as a consequence of investment in development of this division of the Registrant's business. The Verida e-commerce division is expected to eventually constitute by far the more significant operations of the two divisions. For the first fiscal quarter the Registrant experienced an overall net loss of approximately $1 million which was basically funded through the issuance of 142,857 shares at a price of $7.00 per share from the exercise of share purchase warrants repriced from $10.00 to $7.00 per share. The Registrant's discussion and analysis of its first fiscal quarter is limited to a discussion of the operational results of that quarter as it was reorganized to be an e-commerce focused company in February of 1999 (prior to which it was a junior resource exploration issuer) and therefore comparisons with the previous year's first fiscal quarterly financial results are not meaningful.

LIQUIDITY AND CAPITAL RESOURCES

     The Registrant commenced its first fiscal quarter with working capital of $741,025 and finished the quarter with working capital of approximately $877,212. The increase in working capital in the quarter represents equity capital raised in the quarter ($999,999) over the net loss ($1,042,672) plus $241,593 of non-cash expenses reflected in the net loss.


     The Triad division operations neither contributed nor required significant cash resources of the Registrant in the fiscal quarter ended March 31, 2000. The Verida e-commerce business development represents substantially all of the Registrant's net uses of cash in the quarter. The Registrant has no specific or dependable sources of cash and relies upon equity investors to fund its operations. One of the Registrant's principal shareholders, Trans-Orient Petroleum Ltd., an affiliate, was the purchaser of the 142,857 shares issued for $7.00 during the period. The Registrant's access to capital is dependent upon the condition of the equity markets generally and in particular the investment conditions for development stage e-commerce companies. There is no assurance that the Registrant's future cash requirements can be met from its existing sources or from any other sources or that the terms of any investment will not be prohibitive or severely dilutive to shareholders.

OPERATIONS

(a)  Triad

     The Triad division accounted for virtually all of the Registrant's gross revenue in the first fiscal quarter, being $235,215 from marketing, graphics and strategic corporate positioning services. This figure represents a modest increase over the previous quarter's gross revenue of $152,679 (from October 22, 1999 to December 31, 1999). The Triad division employs eight full-time salaried persons and two nearly full-time contract personnel. No significant changes to Triad's operations are expected in the immediate foreseeable future.

(b)  Verida e-commerce

     The Registrant's largest cash requirements arose from development of its Verida e-commerce operations. While expenses increased in almost all categories, the primary expense and largest increase was seen in personnel costs. The division commenced the quarter with eight full-time staff members and this figure had increased to 15 full-time employees and two largely full-time consultants as at March 31, 2000. Nine of these persons were employed in technical functions including software and web site development, three were executive staff, three in marketing and administration, and two were providing financial and business consulting services. The Registrant's Verida division employment costs increased quarter over quarter from approximately $140,000 to $408,773. During the fiscal quarter ended March 31, 2000 the Registrant recorded deferred compensation costs of $124,285 as a result of granting of stock options at a price below the then quoted market value of the Registrant's common stock. This trend of increasing personnel costs is likely to continue albeit at a slower rate.

     The Company engaged software developer Siebel Systems Inc. at a cost of approximately $50,000 in the quarter for software license and support services to establish the Registrant's customer relationship management software system to enable it through web site, call center and direct sales to more effectively engage and manage customers and prospects for its proposed suite of internet services. While this software will require annual maintenance and support expenditures, as well as additional licensing costs and fees associated with customization and increased usage, the bulk of the payment is a one-time licensing fee. A second material contract in the quarter resulted from the engagement of PRx, a public relations firm, for aggregate expenditures of $75,000. These expenditures were incurred in order to raise the profile of the Company with business analysts and media.


     The Registrant invested a further $175,000 for common shares in a private Alberta, Canada company, AgriPlace, Inc. which investment the Registrant elected to write off in the quarter. The investment represents part of the Registrant's commitment to invest an aggregate of $800,000 in AgriPlace in order to acquire a 66-2/3% equity interest in AgriPlace. As of March 31, 2000, the Registrant was entitled to receive a portion of these shares, however the shares were not issued until after the quarter end. AgriPlace owns and operates the AgriPlace web site which through its Grain Place division is currently trading feed barley, canola, feed weed and other grains as a net market. After the quarter end, AgriPlace signed a letter of intent to purchase an operating traditional Alberta grain brokerage for approximately $1 million of which approximately one-half will be paid in cash and one-half in AgriPlace securities.

     Aside from personnel and marketing costs, there were no other principal operational expense categories all of which are particularized in the accompanying financial statements. The Registrant paid $37,487 and $86,269 in consulting and professional fees, respectively. These, and all other expenses were incurred in the normal conduct of business to develop the Registrant's operation in the market in which it competes.

Common Stock

     The Registrant issued 142,857 shares of common stock at $7.00 per share during the period, bringing the total shares issued as of March 31, 2000 to 9,510,094. In addition, a key employee was issued 53,000 shares at the option price of $9.03 per share. During the period, 12,576 options were cancelled as employees left the Company. The total options outstanding at the end of the period were 1,248,497 at prices that ranged from $5.25 to $12.87 per share.

Future Trends

     The Registrant anticipates the development of some revenue over the next two calendar Quarters, primarily from its AgriPlace subsidiary. This business is expected from the continued development of Grain Place and Input Place, and the improvements in technology that the Registrant has invested in during the first quarter of this year. Close affiliations with companies like AgValue should lead to higher volumes of traffic on AgriPlace sites that will also contribute to the number of transactions conducted on them.

     Any growth will be accompanied by increased competition from larger competitors in the agricultural markets. In many instances, these companies will have greater resources than AgriPlace or Verida. The Registrant expects the competition to be fierce in all areas of AgriPlace's business.

     The Registrant plans to develop new VeriPlaces in the Energy and Agricultural markets. It believes that it will be able to capitalize on the sophisticated technology it has developed and continues to develop for AgriPlace. While the Registrant is optimistic about its ability to pentetrate these markets, the Company recognizes that it will face significant competition from often larger competitors.

Liquidity

     The Registrant's current cash position will enable it to maintain its current level of operations for approximately 4 months. It anticipates an additional influx of capital from the exercise of warrants by current shareholders within the near future. This will extend the length of time the Registrant can operate at its current level of operations for another 3 months. Management understands that it will have to bring in additional capital investment in the near future if it is to continue to develop.

     At this time, there is no guarantee that the necessary investment will be forthcoming. And, the failure to obtain significant additional financing will have a material adverse effect on the Company. The Registrant is seeking to establish a formal relationship with a qualified investment firm in order to achieve its growth objectives.
No such formal agreement is currently in place.


                    PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     The Registrant is not a party to any legal proceedings.

ITEM 2.  CHANGES IN SECURITIES

Placements of Securities

     During the quarter ending March 31, 2000, the Registrant has issued the following unregistered securities at the following prices. There were no underwriters engaged and no underwriting discounts or commissions paid. All common stock issues were made pursuant to exemptions from registration contained in Regulation S, Rules 901-905 of the 1933 Securities Act.

Common Stock Issuance

Date      Type of Security    Number    Proceeds  Exemption

03/29/00  Common Stock        142,857   $999,999  Reg. S (901-905)[1]

[1] Each share acquired was acquired at a price of $7.00 per share. Detailed information is provided in Part I of this document. See Consolidated Statements of Changes in Stockholders' Equity and
     Note 8(b).

Stock Options Granted

     During the quarter ending March 31, 2000, the Registrant issued options under its 1999 Stock Option Plan to newly hired officers and key employees to acquire its common shares in the following amounts:

                                        Exercise
Date      Type of Security    Number    Price          Term

02/04/00  Stock Option         53,000   $ 9.03         5 years [1]


     All of the above options were issued under Section 4(2) of the 1933 Securities Act. No options were exercised during the quarter ending March 31, 2000.

[1] 12.5% of Option may be exercised at 12 months and 12.5% every 6 months thereafter.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable


ITEM 5.  OTHER INFORMATION

     Not applicable


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


27.1      Financial Data Schedule

                             SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              VERIDA INTERNET CORP.
                              (Registrant)


Dated: May 11, 2000

                              By:  /s/ Michael Hinshaw
                                   Michael Hinshaw, President


Dated: May 11, 2000

                              By:  /s/ Henry L Corona
                                   Henry L. Corona, Chief Financial
                                   Officer