Form 10QSB
period 2000-06-30
VERIDA INTERNET CORP
filed 2000-08-14
CIK 1083523

                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                              FORM 10-QSB


[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 2000

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

   50 California Street, Suite 1500, San Francisco, California 94111
                (Address of Principal Executive Offices)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $.00001 par value per share: 9,733,308 outstanding as of August 7, 2000

Transitional Small Business Disclosure Format (check one):
     Yes [   ]                 No [ x ]

Part I.   FINANCIAL INFORMATION                        PAGE
                                                       NUMBER
Item 1.   Financial Statements

     Consolidated Balance Sheet as of June 30,
     2000 (unaudited) and June 30, 1999.                    3

     Consolidated Statements of Operations
     and Comprehensive Loss (unaudited)
     For the three months ended June 30,
     2000 and 1999                                          4

     Consolidated Statements of Changes
     in Stockholders' Equity (unaudited)
     For the six months ended June 30,
     2000 and 1999                                        5-6

     Consolidated Statements of Cash Flows
     (unaudited)
     For the three months ended June 30,
     2000 and 1999                                        7-8

     Notes to Interim Unaudited
     Consolidated Financial Statements                   9-14

Item 2.

     Management's Discussion and analysis
     of Financial Condition and Results of
     Operations                                         15-18

Part II.  OTHER INFORMATION

Item 1.   Legal Proceeding                                 18

Item 2.   Changes in Securities                            18

Item 3.   Defaults Upon Senior Securities                  19

Item 4.   Submission of Matters to a Vote
          of Security Holders                              19

Item 5.   Other Information                                20

Item 6.   Exhibits and Reports on Form 8-K                 20

SIGNATURES                                                 21

VERIDA INTERNET CORP.
(A Development Stage Enterprise)
Consolidated Balance Sheets

                                             June 30        June 30
                                             2000           1999
                                             (unaudited)    (unaudited)
Assets
Current
Cash and Cash Equivalents                       316,257       274,138
Accounts Receivable                              34,115
Prepaid expenses and deposits                    43,651         3,091
                                             ----------     ---------
                                                394,023       277,229
                                             ----------     ---------
Property and Equipment, net                     634,014
Capitalized software development
 costs, net                                     115,797       176,250
Deposits on Acquisitions                         67,390
Intangible Assets, net of $237,800
 accum. amortization                          1,545,696
                                             ----------     ---------
Total Assets                                  2,756,920       453,479

Liabilities
Current
Accounts payable and accrued liabilities        516,174         2,000
Deferred Revenues                                17,672
Notes payable                                   200,000
Due to related party                                 -         18,965
Loan payable to related party                   300,000
Capital lease obligations
 payable-current                                 34,500
Income taxes payable                             61,661
                                             ----------     ---------
                                              1,130,007        20,965
Capital lease obligations
 payable-non-current                             90,240
Total Liabilities                             1,220,247        20,965
                                             ----------     ---------
Stockholders' Equity

Common stock, $0.0001
 par value; 100,000,000 shares
 authorized (June 30, 2000: 9,545,808
 shares issued and outstanding.
 June 30, 1999: 8,972,000 shares &
 and outstanding)                                    95            90
Additional paid-in capital                    6,453,166     1,209,370
Deferred compensation                          (617,145)     (437,500)
Cumulative translation adjustment                   629
Deficit accumulated during the
 development stage                           (4,300,072)     (339,446)
Total Stockholders' Equity                    1,536,673       432,514
                                             ----------     ---------
Total Liabilities and Stockholders' Equity    2,756,920       453,479











The accompanying notes are an integral part of these financial statements

VERIDA INTERNET CORP.
( A Development Stage Enterprise)
Consolidated Statements of Operations and Comprehensive Loss




                                                                    For the
                    3 Month Period Ended    6 Month Period Ended    From Period
                    June 30                 June 30                 Inception
                    2000        1999        2000        1999        on 11/01/96
                    (unaudited) (unaudited) (unaudited) (unaudited) to 06/30/00

Revenue                120,236                 355,451                 508,130
Job costs               51,959                 136,297                 183,172
                    ----------  ---------   ----------  ---------   ----------
Gross Margin            68,277         -       219,154         -       324,958
                    ----------  ---------   ----------  ---------   ----------
Operating Expenses:
Selling, General &
 Administrative      1,589,967     71,320    2,389,843    104,818    3,311,931
Product Development         -      23,906           -      95,625      214,069
Amortization of
 deferred
 compensation          155,102                 266,108                 576,672
Amortization of software
 development            15,105      5,000       30,210      5,000       65,455
Amortization of
  goodwill              89,175                 178,350                 237,800
                    ----------  ---------   ----------  ---------   ----------
Total Operating
 expenses            1,849,349    100,226    2,864,511    205,443    4,405,927
                    ----------  ---------   ----------  ---------   ----------
Operating Loss for
 the period         (1,781,073)  (100,226)  (2,645,358)  (205,443)  (4,080,970)

Other Income (Expenses)

Interest Income          7,196      2,876       21,185      4,435       53,789
Interest Expense       (13,654)                (25,412)                (27,652)
Loss on sale of fixed
 assets                     -                   (5,618)                 (5,618)
Loss on sale of marketable
 securities                 -          -            -     (92,958)     (92,958)
Write-down of investment
 in AgriPlace Inc.          -                 (175,000)               (260,000)
Recovery of Income Tax  92,339         -        92,339
Loss allocated to
 minority interest      20,998                  20,998
                    ----------  ---------   ----------  ---------   ----------
Net loss            (1,674,194)   (97,350)  (2,716,866)  (293,966)  (4,413,409)
                    ----------  ---------   ----------  ---------   ----------
Other comprehensive
 income (loss):
Unrealized loss
 on marketable
 securities                 -                       -                  (94,574)
Reclassification
 adjustment                 -                       -                   94,574
                    ----------  ---------   ----------  ---------   ----------
Comprehensive
 loss               (1,674,194)   (97,350)  (2,716,866)  (293,966)  (4,413,409)
                    ----------  ---------   ----------  ---------   ----------
Basic and diluted
 loss per share          (0.18)     (0.01)       (0.29)     (0.03)       (0.67)
Weighted avg common
 shares outstanding- 9,534,034  8,924,802    9,452,205  8,905,901    6,603,933
Basic and diluted    9,534,034  8,924,802    9,452,205  8,905,901    6,603,933

     The accompanying notes are an integral part of these financial statements.

VERIDA INTERNET CORP.
(A Development Stage Enterprise)
Consolidated Statements of Changes in Stockholders' Equity

For the Six-Month Periods Ended June 30, 2000 and 1999


                                                  Additional
                         Common                   Paid-in        Deferred
                         Shares         Amount    Capital        Comp.

Balance at
 December 31, 1998       8,887,000      $ 89      $   340,621    $       -
Common stock issued
 for cash at $5.00
 per share                  60,000         1          299,999
Common stock issued to
Netopus Inc. at $5.25
 per share                  25,000        -           131,250
Deferred compensation
 related to stock
 options                                              437,500      (437,500)
Net loss during the period
Loss on sale of
 marketable securities
 realized
                         ---------      ----      -----------    ----------
Balance at
 June 30, 1999           8,972,000      $ 90      $ 1,209,370    $ (437,500)
                         ---------      ----      -----------    ----------
Balance at
 December 31, 1999       9,367,237      $ 94      $ 4,867,540    $ (485,123)
Common stock issued
 for cash at $7.00
 per share                 142,857         1          999,998
Common stock issued
 for the exercise of
 warrants at $5.25          35,714        -           187,499
Deferred compensation
 related to stock
 options                                              398,130      (132,022)
Cumulative Translation
 Adjustment
Net loss during
 the period
                         ---------      ----      -----------    ----------
Balance at
 June 30, 2000           9,545,808      $ 95      $ 6,453,167    $ (617,145)
                         =========      ====      ===========    ==========

















 The accompanying notes are an integral part of these financial statements

                                   -3a-

VERIDA INTERNET CORP.
(A Development Stage Enterprise)
Consolidated Statements of Changes in Stockholders' Equity (Continued)

For the Six-Month Periods Ended June 30, 2000 and 1999

                              Deficit
                              Accumulated
                              During the     Cumulative     Total
                              Development    Comprehensive  Stockholders
                              Stage          Adjustment     Equity

Balance at
 December 31, 1998            $    (45,480)  $ (94,574)     $   200,656
Common stock issued
 for cash at $5.00
 per share                                                      300,000
Common stock issued to
Netopus Inc. at $5.25
 per share                                                      131,250
Deferred compensation
 related to stock
 options                                                             -
Net loss during the period        (293,966)                    (293,966)
Loss on sale of
 marketable securities
 realized                                       94,574           94,574
                              ------------   ---------      -----------
Balance at
 June 30, 1999                $   (339,446)  $      -       $   432,514
                              ------------   ---------      -----------
Balance at
 December 31, 1999              (1,583,206)  $      -       $ 2,799,305
Common stock issued
 for cash at $7.00
 per share                                                      999,999
Common stock issued
 for the exercise of
 warrants at $5.25                                              187,499
Deferred compensation
 related to stock
 options                                                        266,108
Cumulative Translation
 Adjustment                                        629              629
Net loss during
 the period                     (2,716,866)                  (2,716,866)
                              ------------   ---------      -----------
Balance at
 June 30, 2000                $ (4,300,072)  $    629       $ 1,536,673
                              ============   ========       ===========

















 The accompanying notes are an integral part of these financial statements

                                   -3b-

VERIDA INTERNET CORP.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows

                                                                    For the
                3 Month Period Ended      6 Month Period Ended      From Period
                June 30                   June 30                   Inception
                2000         1999         2000         1999         on 11/01/96
                (unaudited)  (unaudited)  (unaudited)  (unaudited)  to 06/30/00

Operating Activities
Net loss        (1,674,194)    (97,350)   (2,716,866)   (293,966)   (4,300,072)
Adjustments to
 reconcile net loss
 to cash applied to
 operating activities:
 Amortization of
  software development
  costs             15,105       5,000        30,210       5,000        65,455
 Amortization of
  goodwill          89,175                   178,350                   237,800
 Amortization of deferred
  compensation     155,102                   266,108                   576,672
 Depreciation       56,019                    82,326                    98,651
 Loss on sale of
 marketable securities               -            -       92,958        92,958
 Minority interest (20,998)          -       (20,998)         -        (20,998)
Change in operating
 assets and liabilities,
 net of effect of business
 acquisitions:
 Accounts
 receivable      (114,332)                  (224,314)                 (102,656)
 Due from related
  party             7,515                      7,923                     7,423
 Prepaid expenses  30,423        (3,091)      40,651      (3,091)       13,896
 Accounts payable
  and accrued
 liabilities      313,917        (3,861)     439,654          61       432,602
 Income tax
  payable         (92,339)                   (92,339)                  (92,339)
 Deferred revenue  17,672                     17,672                    17,672
 Due to related
  party                -         16,326           -       16,326            -
               ----------  ------------  -----------  ----------  ------------
Net cash used in
 operating
 activities    (1,216,935)      (82,976)  (1,991,623)   (182,712)   (2,972,936)
               ----------  ------------  -----------  ----------  ------------
Investing Activities
Sale (purchase) of
 marketable
 securities            -             -            -       81,972       (92,958)
Purchase of
 fixed assets    (603,398)                  (732,457)                 (872,190)
Purchase of software
 from NetOpus Inc      -        (50,000)          -      (50,000)      (50,000)
Investment in
 AgValue          (67,390)                   (67,390)                  (67,390)
Cash paid for acquisition
 of Agriplace, net of
 cash acquired    393,269            -       393,269          -        393,269
Acquisition of
 Triad Creative,
 Inc.                  -                          -                    (89,061)
               ----------  ------------  -----------  ----------  ------------
Net cash used in
 investing
 activities      (277,519)     (50,000)     (406,578)     31,972      (778,330)
               ----------  -----------  ------------  ----------  ------------
Financing Activities
Loan from related party,
 net                   -            -             -      (30,000)           -
Increase (decrease)
 in bank loan     (45,000)                   (70,000)                  (40,000)
Decrease in loan payable
 to related party      -                    (300,000)          -      (300,000)
Increase in note
 payable            4,006                      7,995                   214,001
Increase in long-term
 debt              22,166                    111,836                   115,956
Common shares issued
 for cash         187,499      300,000     1,187,498      433,700    4,088,195
Cost of common
 stock offering        -                          -                    (10,000)
               ----------  -----------  ------------  -----------  -----------
Net cash provided
 by financing
 activities       168,671      300,000       937,329      403,700    4,068,152
               ----------  -----------  ------------  -----------  ------------

VERIDA INTERNET CORP.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows (Continued)

                                                                     For the
                 3 Month Period Ended      6 Month Period Ended      From Period
                 June 30                   June 30                   Inception
                 2000         1999         2000         1999         on 11/01/96
                 (unaudited)  (unaudited)  (unaudited)  (unaudited)  to 06/30/00

Operating Activities

Effect of currency
 rate changes          (629)                    (629)                    (629)
Net increase (decrease)
 in cash         (1,326,412)     167,024  (1,461,501)     252,960     316,257
Cash and cash
 equivalents
Beginning of
 period           1,642,669      139,583   1,777,758       21,178          -
                 ----------     --------  ----------     --------  ----------
Cash and cash
 equivalents
End of period    $  316,257     $306,607  $  316,257     $274,138  $  316,257
                 ----------     --------  ----------     --------  ----------









































 The accompanying notes are an integral part of these financial statements

VERIDA INTERNET CORP.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
Unaudited - Prepared by Management

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements reflect the results of operations for Verida Internet Corp., its wholly-owned subsidiary, Triad, Inc. and its majority-owned subsidiary, AgriPlace, Inc. after elimination of all significant intercompany balances and transactions. These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions. These interim unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited interim consolidated financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the results that can be expected for the year ended December 31, 2000.

The Company did not transact any business during the first six months of 1999. Therefore, comparisons between the business activity of the most recent six months ended June 30, 2000 and the prior year are not meaningful.

NOTE 2 - GOING CONCERN

These interim consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The company is defined as a development stage company per Statement of Financial Accounting Standards number 7 (SFAS No. 7). All operations since the start of the development stage on November 1, 1996 have been reported. The Company has incurred operating losses since its incorporation and intends to raise additional equity financing to finance its operations and any acquisitions. However, there can be no assurance that such acquisitions will occur, or whether additional funds required, if any, would be available to the Company when required or on terms acceptable to the Company. Such limitations could have a material adverse effect on the Company's business; financial condition or operations and these financial statements do not include any adjustment that could result therefrom.

VERIDA INTERNET CORP.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
Unaudited - Prepared by Management

NOTE 3  FOREIGN CURRENCY TRANSLATION

The Company's majority-owned subsidiary, AgriPlace, Inc., is located in Calgary in the Alberta province of Canada. The local currency is Canadian dollars. The local currency is considered to be the functional currency of the operations of AgriPlace, Inc.
Accordingly, assets and liabilities are translated at the exchange rate in effect at the end of the period. Revenues and expenses are translated at average rates during the period. Adjustments resulting from the translation of the accounts of AgriPlace, Inc. into United States dollars are included in the cumulative translation adjustment, as a separate component of stockholders' equity.

NOTE 4 - INVESTMENT IN AGRIPLACE INC.

AgriPlace, Inc. is a business to business (B2B) marketplace created to facilitate trade activity in the feed grains and freight markets, and link grain companies, brokers and producers with their trading counterparts including feed mills, feedlots and international buyers.

Following the Company's agreement dated November 22, 1999, for which details were disclosed in the 10-K and 10-QSB for the period ending March 31, 2000, the Company has continued to advance funds to AgriPlace, Inc. The total amount paid to AgriPlace, Inc. for the three-month period ending June 30, 2000 was $395,000.

At June 30, 2000, the Company has paid a total of $655,000 in cash pursuant to the Agreement entitling the Company to a 63.44% equity interest in AgriPlace. The Company has effectively acquired a controlling majority interest in AgriPlace, Inc. Results of operations for the period ending June 30, 2000 were thus accounted for using the consolidation method. According to the consolidation method, the results of operations are reflected within the Company's Consolidated Statements of Operations. All significant intercompany accounts and transactions have been eliminated. Participation of other shareholders in the earnings or losses of the consolidated enterprise are reflected in the "Minority Interest" category included in the Company's Consolidated Statements of Operations.

NOTE 5 - RELATED PARTY TRANSACTIONS

a)        Loan Payable to Related Party

At June 30, 2000, the Company owed $300,000 to the President of the Company relating to the purchase of Triad, Inc. This amount is unsecured and was non-interest bearing through March 31, 2000. As of April 1, 2000, the loan began to accrue interest at the rate of ten percent (10%) per annum.

VERIDA INTERNET CORP.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
Unaudited - Prepared by Management

NOTE 4 - INVESTMENT IN AGRIPLACE INC. (Continued)

b)   Note Payable

During the 1999 fiscal year, the Company obtained a loan from a shareholder of the Company and issued a promissory note for $200,000. The promissory note accrues interest at a rate of eight percent (8%) per annum and is due in full on or before August 16, 2000. At June 30, 2000, the Company owed $214,000 including interest to the shareholder of the Company.

c)   Common Stock

Trans-Orient Petroleum Ltd. ("Trans-Orient") exercised previously issued share purchase warrants to purchase 35,714 shares of the Company at a price of $5.25 per share for gross proceeds of $187,499 to the Company.

Trans-Orient is a public company with directors, officers and/or principal shareholders in common with the Company.

d)   Accounts Receivable and Revenue

For the three months ended June 30, 2000 the Company's wholly-owned subsidiary Triad, Inc. generated a total of $44,516 and a balance of $15,545 in accounts receivable with public and private companies in which certain directors and/or officers of the Company held direct or indirect interests and/or served as directors or officers of these
companies.   These companies include Trans-Orient Petroleum Ltd.,
Indo-Pacific Energy Ltd., and AMG Oil Ltd.

NOTE 6 - INCOME TAXES

As of June 30, 2000, $61,661 represents the total tax liability of the Company's wholly owned subsidiary Triad, Inc. This amount was Triad, Inc.'s tax liability, calculated on a cash tax basis, prior to its acquisition by the Company on October 21, 1999. The tax recovery of $92,339 reported as of June 30, 2000 represents the difference between the tax liability of $154,000 previously reported by the Company on an accrual tax basis as opposed to the tax liability of $61,661 calculated on the cash tax basis.

VERIDA INTERNET CORP.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
Unaudited - Prepared by Management

NOTE 7 - COMMON STOCK

a)   Authorized and Issued

The authorized number of shares of the Company is 100,000,000 shares of common stock with a par value of $0.00001 per share. At June 30, 2000, there were 9,545,808 shares of common stock issued and outstanding. At June 30, 1999 there were 8,972,000 shares of common stock issued and outstanding.

b)   Share Purchase Warrants

The following share purchase warrants to purchase shares of the Company are outstanding at June 30, 2000:

               Number         Price          Expiry
               of Shares      per Share      Date

               66,666         $16.00/$18.00  December 13, 2000/2001

Subsequent to June 30, 2000 the Company entered into a financing transaction that included the issuance of additional warrants:

               Number         Price          Expiry
               of Shares      per Share      Date

               187,500        $4.00/$4.50    July 19, 2001/2002

The financing agreement contains an anti-dilution provision that reduces the price per share to a lower level if subsequent financings from other parties are based on a lower share price. The warrant price would be lowered to a price that, when averaged with the price per share paid on July 19, 2000, would equal the share price of the subsequent financing.

c)   Deferred Compensation

During the three month period ended June 30, 2000, the Company recorded deferred compensation cost of $283,906 as a result of granting stock options. This amount represents the difference between the exercise price and the quoted market price of the Company's common stock at the date of grant.

The amortization of deferred compensation is charged to operations over the five-year vesting period of the stock options.

VERIDA INTERNET CORP.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
Unaudited - Prepared by Management

NOTE 8 - LOSS PER SHARE

Net loss per common share is computed based on the weighted-average number of common shares and common share equivalents outstanding.

Stock options outstanding have not been included in the computation of diluted loss per share as the inclusion of these securities would be antidilutive. Consequently, no differences exist between basic and diluted loss per share for the periods presented. The weighted-average number of shares outstanding is 9,534,034 and 8,924,802 for the three months ended June 30, 2000 and 1999, respectively.


NOTE 9 - SUPPLEMENTAL DISCLOSURE TO THE CONSOLIDATED STATEMENTS OF
         CASH FLOWS

                                                                   For the
                                                                   Period from
                   3 Month Period Ended    6 Month Period Ended    Inception
                   06/3/00     06/30/99    06/30/00    06/30/00    on 11/01/96
                   (Unaudited) (Unaudited) (Unaudited) (Unaudited) to 06/30/00

Supplemental Schedule of
Noncash Investing and
Financing Activities:                                                     -
 Capital lease
  obligations      $ 37,510    $ -          $ 123,619  $ -         $ 133,650
 Common stock issued
  as consideration for
  the purchase of
  software from NetOpus
  Incorporated     $     -     $ -          $      -   $ -         $ 131,250

Supplemental Disclosures:
Cash paid during the
 year for:
 Interest          $  4,986    $ -          $ 16,744   $ -         $ 30,742

NOTE 10 - COMMITMENTS AND CONTINGENCIES

During the three month period ended June 30, 2000, the Company entered into additional capital leases for total aggregate payments of $42,983.

VERIDA INTERNET CORP.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
Unaudited - Prepared by Management

NOTE 11 - SUBSEQUENT EVENTS

(a) On July 19, 2000 the Company completed a $750,000 private placement from Trans-Orient Petroleum Ltd. Under terms of the private placement agreement the Company issued 187,500 units at $4.00 per unit. Each unit consists of one share of common stock of the Company and one warrant to purchase an additional share of common stock exercisable at a price of $4.00 per share until the first business day that is one year of the date of its issuance, after which, the warrant may be exercisable at a price of $4.50 per share at any time until the first business day that is two years of the date of its issuance, after which the Warrant will expire. The financing agreement contains an anti-dilution provision that reduces the price per share to a lower level if subsequent financings from other parties are based on a lower share price. The warrant price would be lowered to a price that, when averaged with the price per share paid on July 19, 2000, would equal the share price of the subsequent financing.

(b) On August 1, 2000 the Company's majority-owned subsidiary AgriPlace, Inc. entered into a Letter of Intent to purchase 100% of the outstanding shares of AgValue, Inc., a private company based in Calgary, in the Alberta province of Canada. AgValue, Inc. facilitates the sale of non-board grain by bringing together sellers and buyers in the Western Canadian market. Revenues are derived by charging both buyers and sellers transaction fee based on the number of tons of grain traded. The total agreed upon purchase price is $1,400,000 in Canadian dollars (equivalent to approximately $896,000 in United States dollars). The first payment is due on closing in the amount of $300,000 Canadian dollars (equivalent to approximately $224,000 in United States dollars), less a $100,000 deposit in Canadian dollars. The $100,000 deposit in Canadian dollars is reflected on the Consolidated Balance Sheet as of June 30, 2000 as a Deposit on Acquisition for the United States dollar equivalent of $67,390. Payments for the balance of the agreed upon purchase price will be paid monthly over 30 months, beginning September 1, 2000.

(c) On July 25, 2000 the Company signed a letter of understanding for the right to purchase a fully diluted eighty percent (80%) stake in AgraLink Exchange Ltd. (AgraLink), a private company based in Calgary in the Alberta province in Canada. AgraLink develops and operated trading software which facilitates the trading and clearing of various commodities including non-board Western Canadian grains. Pursuant to the terms of the letter, on August 2, 2000 the Company advanced a non-interest bearing loan in the amount of $335,000 to AgraLink until August 31, 2000. It should be stated that the $335,000 is expected to be committed to a purchase of AgraLink shares. But, if the parties are unable to reach definitive agreement by August 31, 2000, the amount is due 90 days after demand is made by Verida.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS

Overview

The Registrant's operations consist of two divisions, Verida, an e-commerce/Internet development stage business and Triad, marketing services division. The Registrant's second fiscal quarter ended June 30, 2000 and includes the consolidation of the accounts of its majority-owned subsidiary AgriPlace, Inc. The Registrant has paid a total of $655,000 through June 30, 2000 to AgriPlace in return for a 63.44% equity interest in the company. In addition, the Registrant has provided technical services during the 6 months ended June 30, 2000 for which it will receive additional equity in AgriPlace. The pricing of these services will determine the final amount of the Registrant's equity interest in the company.

The Triad division was acquired in a non-arm's length transaction effective October 22, 1999 which acquisition is more particularly described in the Registrant's Form 10-KSB filing for its December 31, 1999 fiscal year. The Triad division continues to operate as an independent business unit that is consolidated into Verida operations for reporting purposes.

The Triad division experienced relatively stable business conditions in the second quarter while the Registrant's Verida e-commerce division saw significant increases in most expenditure categories as a consequence of investment in development of this division of the Registrant's business. For the second fiscal quarter the Registrant experienced an overall net loss of approximately $1.67 million.

The Registrant's discussion and analysis of its second fiscal quarter is limited to a discussion of the operational results of that quarter as it was reorganized to be an e-commerce focused company in February of 1999 (prior to which it was a junior resource exploration issuer) and comparisons with the previous year's second fiscal quarterly financial results are not meaningful since the Registrant had not generated any revenue through the second quarter ended June 30, 1999.

Liquidity and Capital Resources

The Registrant commenced its second fiscal quarter with working capital of $877,212 and finished the quarter with a working capital deficit of approximately $735,984. The decrease in working capital in the quarter represents the net loss ($1,674,194) plus $315,401 of
non-cash expenses reflected in the net loss.   A working capital
infusion of $187,499 in the third quarter was obtained through the sale of stock to Trans-Orient Petroleum Ltd.

On July 19, 2000 the Company completed a $750,000 private placement with Trans-Orient Petroleum Ltd. Under terms of the private placement agreement the Company issued 187,500 units at $4.00 per unit. Each unit consists of one share of common stock of the Company and one warrant to purchase an additional share of common stock exercisable at a price of $4.00 per share until the first business day that is one year of the date of its issuance, after which, the warrant may be exercisable at a price of $4.50 per share at any time until the first business day that is two years of the date of its issuance, after which the Warrant will expire.

The financing agreement contains an anti-dilution provision that reduces the Price per Share to a lower level if subsequent financings from other parties are based on a lower share price. The warrant price would be lowered to a price that, when averaged with the price per share paid on July 19, 2000, would equal the share price of the subsequent financing.

The Triad division operations neither contributed nor required significant cash resources of the Registrant in the fiscal quarter ended June 30, 2000.

The Verida e-commerce business development represents substantially all of the Registrant's net uses of cash in the quarter. The Registrant has no specific or dependable sources of cash and relies upon equity investors to fund its operations. One of the Registrant's principal shareholders, Trans-Orient Petroleum Ltd., an affiliate, was the purchaser of the 35,714 shares issued for $5.25 during the period. The Registrant's access to capital is dependent upon the condition of the equity markets generally and in particular the investment conditions for development stage e-commerce companies. There is no assurance that the Registrant's future cash requirements can be met from its existing sources or from any other sources or that the terms of any investment will not be prohibitive or severely dilutive to shareholders.

Operations

(a)  Triad

The Triad division accounted for virtually all of the Registrant's gross revenue in the second fiscal quarter, being $114,774 from marketing, graphics and strategic corporate positioning services. This figure represents a significant decrease over the previous quarter's gross revenue of $235,215. This revenue is net of inter-company eliminations and of the recovery of $92,339 in income taxes. The Triad division employs eight full-time salaried persons and two nearly full-time contract personnel. No significant changes to Triad's operations are expected in the immediate foreseeable future.

(b)  Verida e-commerce

The Registrant's largest cash requirements arose from development of its Verida e-commerce operations. The primary expense continues to be personnel costs. The Registrant's Verida division added a new employee during the quarter and increased to 16 full-time employees and two full-time consultants as at June 30, 2000. Ten of these persons were employed in technical functions including software and web site development, three were executive staff, three in marketing and administration, and two were providing financial and business consulting services. During the fiscal quarter ended June 30, 2000 the Registrant recorded deferred compensation costs of $128,804 as a result of granting of stock options at a price below the then quoted market value of the Registrant's common stock.

The Registrant invested a further $395,000 for common shares in AgriPlace, Inc. The previously written- off $260,000 was added back to beginning period deficit and total investment of $655,000 to date has been eliminated as intercompany transactions since accounting for now using the equity method. The investment represents the Registrant's acquisition of a 63.44% equity interest in AgriPlace. AgriPlace owns and operates the AgriPlace web site, which through its Grain Place division is currently trading feed barley, canola, feed weed and other grains as a net market. During the quarter, AgriPlace deposited in escrow $67,390 towards the purchase of an operating traditional Alberta grain brokerage for approximately $1.4 million of which approximately one-half will be paid in cash and one-half in AgriPlace securities.

Aside from personnel and marketing costs, there were no other principal operational expense items. The Registrant paid $84,190 and $132,127 in consulting and professional fees, respectively. These, and all other expenses were incurred in the normal conduct of business to develop the Registrant's operation in the market in which it competes.

(c)  AgriPlace, Inc.

This company operates as a separate business unit, and is consolidated into the Registrant's accounts. AgriPlace continues to increase its on-line transactional volume in the Western Canada grain, seed, and fertilizer markets. It offers farmers in Western Canada comprehensive agronomic services that are intended to provide the bases for integrated relationships. Many of the AgriPlace expenditures are viewed as an investment in future agricultural relationships that may lead to higher levels of transactional volumes in the future.

Common Stock

The Registrant issued 35,714 shares of common stock at $5.25 per share during the period, bringing the total shares issued as of June 30, 2000 to 9,545,808. In addition, a key employee was issued options on 11,765 shares at the option price of $5.10 per share and a key executive was issued options on 300,000 shares at the option price of $6.74 per share. During the period, 12,070 options were cancelled as employees left the Company. The total options outstanding at the end of the period were 1,575,620 at exercise prices that ranged from $4.00 to $12.87 per share.

Future Trends

The Registrant anticipates the development of some revenue over the next two calendar Quarters, primarily from its AgriPlace subsidiary. This business is expected from the continued development of Grain Place and Input Place, and the improvements in technology that the Registrant has invested in during the first six months of this year.

Any growth will be accompanied by increased competition from larger competitors in the agricultural markets. In many instances, these companies will have greater resources than AgriPlace or Verida. The Registrant expects significant competition in all areas of AgriPlace' business.

Liquidity

The Registrant's current cash position will enable it to maintain its current level of operations for approximately 2 months from June 30, 2000.

Management understands that it will have to bring in additional capital investment in the near future if it is to continue to operate and develop its technologies. Nevertheless, the Registrant is approaching the end of its working capital, and will be forced to severely curtail its operations if it fails to receive an infusion of capital.

At this time, there is no guarantee that the necessary investment will be forthcoming. Failure to obtain significant additional financing will have a material adverse effect on the Company. The Registrant is seeking to establish a formal relationship with a qualified investment firm in order to achieve its growth objectives. No such formal agreement is currently in place.

                    PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Registrant is not a party to any legal proceedings.


ITEM 2.  CHANGES IN SECURITIES

Placements of Securities

During the quarter ending June 30, 2000, the Registrant has issued the following unregistered securities at the following prices. There were no underwriters engaged and no underwriting discounts or commissions paid. All common stock issues were made pursuant to exemptions from registration contained in Regulation S, Rules 901-905 of the 1933 Securities Act.

Common Stock Issuance

Date      Type of Security    Number    Proceeds  Exemption

05/19/00  Common Stock         35,714   $187,499  Reg. S (901-905)[1]

[1] Each share acquired was acquired at a price of $5.25 per share. Detailed information is provided in Part I of this document. See
Consolidated Statements of Changes in Stockholders' Equity and Note
8(b).

Subsequent to the period ended June 30, 2000 the Company completed a $750,000 private placement with Trans-Orient Petroleum Ltd.

07/19/00  Common Stock        187,500   $750,000  Reg. S (901-905)[2]

[2] Under terms of the private placement agreement the Company issued 187,500 units at $4.00 per unit. Each unit consists of one share of common stock of the Company and one warrant to purchase an additional share of common stock exercisable at a price of $4.00 per share until the first business day that is one year of the date of its issuance, after which, the warrant may be exercisable at a price of $4.50 per share at any time until the first business day that is two years of the date of its issuance, after which the Warrant will expire.

The financing agreement contains an anti-dilution provision that reduces the Price per Share to a lower level if subsequent financings from other parties are based on a lower share price. The warrant price would be lowered to a price that, when averaged with the Price per Share paid on July 19, 2000, would equal the share price of the subsequent financing.

Stock Options Granted

During the quarter ending March 31, 2000, the Registrant issued options under its 1999 Stock Option Plan to newly hired officers and key employees to acquire its common shares in the following amounts:

Date      Type of Security    Number    Exercise Price Term

04/05/00  Stock Option        300,000   $6.74          5 years [1]
06/19/00  Stock Option         11,765   $5.10          5 years [1]

All of the above options were issued under Section 4(2) of the 1933 Securities Act. No options were exercised during the quarter ending June 30, 2000.

[1] 12.5% of Option may be exercised at 6 months and 12.5% every 6 months thereafter.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Two proposals were submitted for shareholder vote during the June 30, 2000 Annual Shareholder's Meeting held at the Registrant's offices in San Francisco.

Proposal #1    Election of Directors         For            Withhold

               Michael Hinshaw               6,017,067      7,550
               Bernhard Zinkhofer            6,017,067      7,550
               Peter Rantucci                6,017,067      7,550

Proposal #2    A proposal to ratify the appointment of Telford
Sadovnick, P.L.L.C. as independent auditors of the Company for the fiscal year ending December 31, 2000.

               For                 Against             Abstain

               6,017,337           6,680               600


ITEM 5.  OTHER INFORMATION

On July 25, 2000 the Company signed a letter of understanding for the right to purchase a fully diluted eighty percent (80%) stake in AgraLink Exchange Ltd. (AgraLink), a private company based in Calgary in the Alberta province in Canada. AgraLink facilitates the trading and clearing of agricultural products and services with emphasis on the Western Canadian feed grains market. Pursuant to the terms of the letter, on August 2, 2000 the Company advanced a non-interest bearing loan in the amount of $335,000 to AgraLink, which may be demanded to be paid on 90 days notice made by Verida after August 31, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

EXHIBIT INDEX

Exhibit
  No.     Description

  27      Financial Data Schedule

(b)       No reports on Form 8-K have been filed for the period ended
June 30, 2000.

                             SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


VERIDA INTERNET CORP.
(Registrant)


Dated: August 14, 2000        By:  /s/ Michael Hinshaw
                                   Michael Hinshaw, President


Dated: August 14, 2000        By:  /s/ Henry L. Corona
                                   Henry L. Corona, Chief Financial
Officer