Form 10QSB
period 2000-09-30
VERIDA INTERNET CORP
filed 2000-11-16
CIK 1083523

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period __________ from to ______________.


0-25757
Commission file number
VERIDA INTERNET CORP.
(Exact name of Small Business Issuer as Specified in its Charter)

  State of  Nevada			    	        98-0164651
(State or other jurisdiction 			 (I.R.S. Employer or Organization
of Incorporation)				            Identification Number)


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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes ___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: Common, $.00001 par value per share: 9,733,308 outstanding as of August 7, 2000

Transitional Small Business Disclosure Format (check one): Yes ___ No _X_




















VERIDA INTERNET CORP.
Consolidated Financial Statements
September 30, 2000 and 1999


















Part I-FINANCIAL INFORMATION

Item 1-

	Financial Statements


Consolidated Balance Sheet as of September 30, 2000 (unaudited) and
September 30, 1999.                                                        4

Consolidated Statements of Operations and Comprehensive Loss (unaudited)
For the three months ended September 30, 2000 and 1999                     5

Consolidated Statements of Changes in Stockholders' Equity (unaudited)
For the six months ended September 30, 2000 and 1999                       6

Consolidated Statements of Cash Flows (unaudited)
For the three months ended September 30, 2000 and 1999                     7

Notes to Interim Unaudited Consolidated Financial Statements              8-12



Item 2-

Management's Discussion and analysis of Financial Condition
and Results of Operations                                                12-15


Part II-OTHER INFORMATION

Item 1-Legal Proceeding                                                     15

Item 2-Changes in Securities                                                15

Item 3- Defaults Upon Senior Securities                                     15

Item 4- Submission of Matters to a Vote of Security Holders                 15

Item 5-Other Information                                                    15

Item 6- Exhibits and Reports on Form 8-K                                    16




SIGNATURES                                                                  16


VERIDA INTERNET CORP.
(A Development Stage Enterprise)
Consolidated Balance Sheets

                                  September       September 30
                                  30, 2000        1999
                                  (unaudited)     (unaudited)


Assets
Current
Cash and Cash Equivalents          89,024         1,246,764
Accounts Receivable               136,114
Prepaid expenses and deposits      39,236             7,224

                                  264,374         1,253,988

Property and Equipment            596,736            60,621
Capitalized software development
costs, net                        100,693           161,110
Deposits on Acquisitions          568,345           150,000
Intangible Assets, net of        1,456,524
$326,974 accum. amortization

Total Assets                     2,986,672        1,625,719

Liabilities
Current

Accounts payable and               726,045           63,964
accrued liabilities
Deferred Revenues                   39,270
Notes payable                      400,000
Due to related party                   -             46,323
Loan payable to related party      300,000          202,000
Capital lease obligations           33,619
payable-current                     61,661
Income taxes payable             1,560,596          312,287
Capital lease obligations
payable-non-current                 81,906

Total Liabilities                1,642,502          312,287

Stockholders' Equity
Common stock, $0.0001 par value;
100,000,000 shares
authorized (September 30, 2000:
9,733,308 shares issued
and outstanding. September 30,
1999:
9,150,571 sharesissued
and outstanding)                        97               92
Additional paid-in capital       7,975,223        2,459,365
Deferred compensation             (882,184)        (437,500)
Cumulative translation adjustment     (650)
Deficit accumulated during the
development stage               (5,748,316)        (708,525)

Total Stockholders' Equity       1,344,170        1,313,432

Total Liabilities and
Stockholders' Equity             2,986,672        1,625,719

  The accompanying notes are an integral part of these financial statements

VERIDA INTERNET CORP.
(A Development Stage Enterprise)
Consolidated Statements of Operations and Comprehensive Loss

             3 Month Period Ended   9 Month Period Ended    For the Period
             September 30           September 30            From Inception on
             2000     1999          2000     1999           November 1, 1996
          (unaudited) (unaudited) (unaudited)(unaudited)    to Sep 30,2000

Revenue       254,717                610,168                  762,847

Job costs     50,356                 186,653                  233,528

Gross Margin  204,361       -        423,515       -          529,319

Operating
Expenses:

Selling,    1,356,243  226,548     3,746,086  331,366       4,668,174
General
& Administrative

Product
Development    -       129,272       -        224,897         214,069

Amortization  155,609                421,717                  732,281
of deferred
compensation

Amortization   15,105   18,529        45,315   23,529          80,560
of software
development

Amortization   89,175                267,525                  326,975
of goodwill

Total
Operating
expenses    1,616,132  374,349     4,480,643   579,792      6,022,059

Operating
Loss for
the period (1,411,771)(374,349)   (4,057,129) (579,792)     (5,492,741)

Other Income (Expenses)

Interest
Income          1,232    5,270         22,417     9,705          55,021

Interest
Expense       (16,714)                (42,126)                  (44,366)

Loss on sale of   -                    (5,618)                   (5,618)
fixed assets

Loss on sale of   -         -          -         (92,958)        (92,958)
marketable securities

Write-down of     -                   (175,000)                  (260,000)
investment in
AgriPlace Inc.

Recovery of Income
Tax               -          -           92,339

Loss allocated
to minority
interest      (20,998)                    0


Net loss   (1,448,251)  (369,079)     (4,165,116)     (663,045) (5,840,662)

Other comprehensive
income (loss):

Unrealized loss
on marketable
securities       -            -                                   (94,574)

Reclassification  -           -                                    94,574
adjustment

Comprehensive
loss      (1,448,251)  (369,079)       (4,165,116)      (663,045) (5,840,662)

Basic and
diluted        (0.15)     (0.04)            (0.44)         (0.07)      (0.82)
loss per share

Weighted
average    9,592,683  9,016,643          9,466,173      9,472,071   7,129,065
common shares
outstanding

Basic and
diluted    9,592,683  9,016,643          9,466,173      9,472,071    7,129,065

   The accompanying notes are an integral part of these financial statements

VERIDA INTERNET CORP.
(A Development Stage Enterprise)
Consolidated Statements of Changes in Stockholders' Equity

For the Nine-Month Periods Ended September 30, 2000 and 1999

           Shares  Common  Add'l.   Deferred  Deficit      Cumulative    Total
                   Amount  Paid-In  Comp.     Accumulated  Comprehensive Stock-
                   ($)     Capital  ($)       During the   Adjustment    holders
                           ($)                Development  ($)           Equity                     Stage
                                              ($)                        ($)
Balance
at December
31, 1998   8,887,000  89     340,621   -        (45,480)     (94,574)      200,656            issued for

Common
stock issued
for cash at
$5.00 per
share       238,571    3   1,549,994                                     1,549,997

Common stock
issued to
Netopus Inc.
at $5.25 per
share        25,000    -    131,250                                        131,250

Deferred
compensation
related to
stock
options                     437,500   (437,500)                             -                       -

Net loss
during
the period                                        (663,045)               (663,045)

Loss on
sale of
marketable
securities
realized                                                       94,574       94,574

Balance at
September
30, 1999  9,150,571 92   2,459,365   (437,500)   (708,525)       -       1,313,432

Balance at
December
31, 1999  9,367,237 94   4,867,540   (485,123)  (1,583,206)      -       2,799,305

Common
stock
issued
for cash
at $7.00
per share   142,857   1    999,998                                         999,999

Common
stock
issued
for the
exercise
of warrants
at $5.25     35,714   -    187,499                                         187,499

Common
stock
issued
for the
exercise
of warrants
at $4.00   187,500    2    750,000                                         750,002

Deferred
compensation
related                  1,170,186   (397,061)                             773,125
to stock
options

Cumulative
Translation
Adjustment                                                     (650)         (650)

Net loss
during
the period                                         (4,165,116)          (4,165,116)

Balance at
September
30, 2000  9,733,308 97   7,975,223   (882,184)     (5,748,322)  (650)    1,344,170

The accompanying notes are an integral part of these financial statements

VERIDA INTERNET CORP.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows

                3 Month   Period Ended  9 Month   Period Ended   For the Period
                September 30            September 30             from Inception
                2000      1999          2000      1999           on Nov.1,1996
              (unaudited)(unaudited)   (unaudited)(unaudited)    to Sep.30,2000

Operating
Activities

Net loss      (1,448,251) (369,079)    (4,165,116) (663,045)     (5,748,322)
Adjustments to
reconcile net
loss to cash
applied to
operating
activities:

Amortization
of software
development
costs              15,105                   45,315      5,000         80,000

Amortization of
goodwill           89,175                  267,525                   326,975

Amortization of
deferred
compensation      155,609                  421,717                   732,281

Depreciation       63,164                  145,490     18,529        161,815

Loss on sale of
marketable
securities                                             92,958         92,958

Minority
interest          20,998                                               0

Change in
operating
assets and
liabilities,
net of effect
of business
acquisitions:

Accounts
receivable       101,999                   (122,315)                    (657)

Due from
related party                                 7,923                    7,423

Prepaid
expenses           8,944     (4,133)         49,596       (7,224)     22,841

Accounts
payable and
accrued
liabilities      209,871     59,325         649,525       59,386     642,473

Income tax
payable                                     (92,339)                 (92,339)

Deferred
revenue           21,598                     39,270                   39,270

Due to related
party                        29,997                       46,323

Net cash used
in operating
activities      (761,787)  (283,890)      (2,753,410)   (448,073) (3,734,723)

Investing
Activities

Sale (purchase)
of marketable
securities                                                 81,972    (92,958)

Purchase of
fixed assets    (25,887)                   (758,344)      (64,010)  (898,077)

Purchase of
software from
NetOpus,Inc.                                               (50,000)  (50,000)

Investment in
AgValue        (165,955)                   (233,345)                (233,345)

Investment in
Agralink       (335,000)                   (335,000)                (335,000)

Cash paid for
acquisition of
Agriplace,
net of cash
acquired       121,260                      121,260                  121,260

Acquisition of
Triad Creative,
Inc.                                                     (150,000)   (89,061)

Net cash used
in investing
activities     405,582)                   1,205,429)     (182,038) (1,577,181)

Financing
Activities

Loan from
related party,
net                                                       (30,000)

Increase
(decrease) in
bank loan                                     70,000)                 (40,000)

Decrease in
loan payable
to related party                             (300,000)               (300,000)

Increase in
note payable     200,000                      207,995      202,000    414,001

Increase in
long-term debt    (9,215)                      02,621                 106,741

Common shares
issued for cash  750,000     1,249,997      1,937,498    1,683,697  4,838,195

Cost of common
stock offering                                                        (10,000)

Net cash
provided by
financing
activities       940,785     1,249,997      1,878,114    1,855,697  5,008,937

Effect of
currency rate
changes             (650)                      (1,279)                 (1,279)

Net increase
(decrease) in
cash            (227,233)      966,107      2,082,003)   1,225,586   (304,245)

Cash and cash
equivalents-

Beginning of
period          316,257        306,607       1,777,758       21,178

Cash and cash
equivalents-

End of period    89,024      1,272,714        (304,245)   1,246,764  (304,245)

The accompanying notes are an integral part of these financial statements

VERIDA INTERNET CORP.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
Unaudited - Prepared by Management


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements reflect the results of operations for Verida Internet Corp., its wholly-owned subsidiary, Triad, Inc. and its majority-owned subsidiary, AgriPlace, Inc. after elimination of all significant intercompany balances and transactions. These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, certain information and foot note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions. These interim unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited interim consolidated financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that can be expected for the year ended December 31, 2000.

The Company did not transact any business during the first six months of 1999. Therefore, comparisons between the business activity of the most recent six months ended September 30, 2000 and the prior year are not meaningful.

NOTE 2 - GOING CONCERN

These interim consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The company is defined as a development stage company per Statement of Financial Accounting Standards number 7 (SFAS No. 7). All operations since the start of the development stage on November 1, 1996 have been reported. The Company has incurred operating losses since its incorporation and intends to raise additional equity financing to finance its operations and any acquisitions. However, there can be no assurance that such acquisitions will occur, or whether additional funds required, if any, would be available to the Company when required or on terms acceptable to the Company. Such limitations could have a material adverse effect on the Company's business; financial condition or operations and these financial statements do not include any adjustment that could result there from.

NOTE 3 - FOREIGN CURRENCY TRANSLATION

The Company's majority-owned subsidiary, AgriPlace, Inc., is located in Calgary in the Alberta province of Canada. The local currency is Canadian dollars. The local currency is considered to be the functional currency of the operations of AgriPlace, Inc. Accordingly, assets and liabilities are translated at the exchange rate in effect at the end of the period. Revenues and expenses are translated at average rates during the period. Adjustments resulting from the translation of the accounts of AgriPlace, Inc. into United States dollars are included in the cumulative translation adjustment as a separate component of stockholders' equity.

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

VERIDA INTERNET CORP.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
Unaudited - Prepared by Management

For the Three Months Ended September 30, 2000 and 1999

NOTE 4 - INVESTMENT IN AGRIPLACE INC.

Following the Company's agreement dated November 22, 1999, for which details were disclosed in the 10-K and 10-QSB for the period ending
March 31, 2000, the Company has continued to advance funds to AgriPlace, Inc. The total amount paid to AgriPlace, Inc. for the three-month period ending September 30, 2000 was $150,000.

At September 30, 2000, the Company invested a total of $805,000 in cash and provided technical services during the nine-month period ended September 30, 2000 pursuant to the Agreement entitling the Company to a 65.48% equity interest in AgriPlace. The Company has effectively acquired a controlling majority interest in AgriPlace, Inc. However, pursuant to a financing agreement entered into by Agriplace with Canadian investors, the Company's equity interest in Agriplace is expected to suffer approximately 50% dilution, in which event the Company will no longer consolidate the operations of Agriplace with its own. Results of operations for the period ending September 30, 2000 were thus accounted for using the consolidation method. According to the consolidation method, the results of operations are reflected within the Company's Consolidated Statements of Operations. All significant inter-company accounts and transactions have been eliminated. Participation of other shareholders in the earnings or losses of the consolidated enterprise are reflected in the "Minority Interest" category included in the Company's Consolidated Statements of Operations.


NOTE 5 - RELATED PARTY TRANSACTIONS

a)		Loan Payable to Related Party

At September 30, 2000, the Company owed $300,000 to the President of the Company relating to the purchase of Triad, Inc. This amount is unsecured and was non-interest bearing through March 31, 2000. As of April 1, 2000, the loan began to accrue interest at the rate of ten percent (10%) per annum.

b)	Note Payable

During the 1999 fiscal year, the Company obtained a loan from a shareholder of the Company and issued a promissory note for $200,000. The promissory note accrues interest at a rate of eight percent (8%) per annum and was due in full on or before August 16, 2000, but was not repaid by that date. The repayment period has been extended until the Company is able to repay the full amount plus 8% annual interest. The Company is making preparations to retire the entire debt. At September 30, 2000, the Company owed $218,000 including interest to the shareholder of the Company.

The Company obtained an additional loan from an affiliated public company shareholder (Trans Orient Petroleum Ltd. - see below) in the amount of $500,000, of which $200,000 had been drawn down as of September 30, 2000. This Note bears interest on the unpaid principal balance at a rate of two and a half percent (2.5%) in excess of the interest rate Bank One Corporation announces as its Prime Rate. Such interest rate changes as the Prime Rate changes, and compounds monthly. At September 30, 2000, the Company owed $201,144 including interest to the shareholder of the Company.

c)	Common Stock

On July 19, 2000 the Company completed a $750,000 private placement from Trans-Orient Petroleum Ltd. Under terms of the private placement agreement the Company issued 187,500 units at $4.00 per unit. Each unit consists of one share of common stock of the Company and one warrant to purchase an additional share of common stock exercisable at a price of $4.00 per share until the first business day that is one year of the date of its issuance, after which, the warrant may be exercisable at a price of $4.50 per share at any time until the first business day that is two years of the date of its issuance, after which the Warrant will expire. The financing agree-ment contains an anti-dilution provision that reduces the price per share to a lower level if subsequent financings from other parties are based on a lower share price. The warrant price would be lowered to a price that, when averaged with the price per share paid on July 19,2000, would equal the share price of the subsequent financing. Trans-Orient is a public company with directors, officers and principal shareholders in common with directors, officers and principal shareholders in common with the Company.

VERIDA INTERNET CORP.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
Unaudited - Prepared by Management

For the Three Months Ended September 30, 2000 and 1999

d) Accounts Receivable and Revenue

For the three months ended September 30, 2000 the Company's wholly-owned subsidiary Triad, Inc. generated a total of $247,485 and a balance of $102,212 in accounts receivable with public and private companies in which certain directors and/or officers of the Company held direct or indirect interests and/or served as directors or officers of these companies.
These companies include Trans-Orient Petroleum Ltd., Indo-Pacific Energy Ltd., and AMG Oil Ltd.

NOTE 6 - INCOME TAXES

As of September 30, 2000, $61,661 represents the total tax liability of the Company's wholly owned subsidiary Triad, Inc. This amount was Triad, Inc.'s tax liability, calculated on a cash tax basis, prior to its acquisition by the Company on October 21, 1999. The tax recovery of $92,339 reported as of June 30, 2000 represents the difference between the tax liability of $154,000 previously reported by the Company on an accrual tax basis as opposed to the tax liability of $61,661 calculated on the cash tax basis.

NOTE 7 - COMMON STOCK

a)	Authorized and Issued

The authorized number of shares of the Company is 100,000,000 shares of common stock with a par value of $0.00001 per share. At September 30, 2000, there were 9,733,308 shares of common stock issued and outstanding. At September 30, 1999 there were 9,150,571 shares of common stock issued and outstanding.

b)	Share Purchase Warrants

The following share purchase warrants to purchase shares of the Company are outstanding at September 30, 2000:

Number        Price            Expiry
of Shares     per Share        Date
 66,666       $16.00/$18.00    December 13, 2000/2001
187,500       $4.00/$4.50      July 19, 2001/2002

The financing agreement for the 187,500 shares contains an anti-dilution provision that reduces the price per share to a lower level if subsequent financings from other parties are based on a lower share price. The warrant price would be lowered to a price that, when averaged with the price per share paid on July 19, 2000, would equal the share price of the subsequent financing.

VERIDA INTERNET CORP.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
Unaudited - Prepared by Management

For the Three Months Ended September 30, 2000 and 1999

c)	Deferred Compensation

During the three month period ended September 30, 2000, the Company recorded deferred compensation cost of $265,039 as a result of granting stock options. This amount represents the difference between the exercise price and the quoted market price of the Company's common stock at the date of grant.

The amortization of deferred compensation is charged to operations over the five-year vesting period of the stock options.


NOTE 8 - LOSS PER SHARE

Net loss per common share is computed based on the weighted-average number of common shares and common share equivalents outstanding.

Stock options outstanding have not been included in the computation of diluted loss per share as the inclusion of these securities would be antidilutive. Consequently, no differences exist between basic and diluted loss per share for the periods presented. The weighted-average number of shares outstanding is 9,592,683 and 9,016,643 for the three months ended September 30, 2000 and 1999, respectively.

NOTE 9 - SUPPLEMENTAL DISCLOSURE TO THE CONSOLIDATED STATEMENTS OF
         CASH FLOWS

                 3  Month  Period Ended     9  Month  Period Ended  For the Period
                 September 30               September 30            From Inception
                 2000      1999             2000      1999          on Nov.1,1996
                (Unadited) (Unaudited)     (Unaudited)(Unaudited)   To Sept.30,2000

Supplemental
Schedule of
Noncash
Investing and
Financing
Activities:
Capital lease
obligations      $ -       $ -             $123,619    $ -           $133,650

Common stock
issued as
consideration
for the
purchase of
software from
NetOpus
Incorporated    $ -        $ -             $ -         $ -           $131,250

Supplemental
Disclosures:
Cash paid
during the
year for
Interest        $4,187     $ -             $20,931     $ -           $34,929

VERIDA INTERNET CORP.
(A Development Stage Enterprise)
Notes to the Consolidated Financial Statements
Unaudited - Prepared by Management

For the Three Months Ended September 30, 2000 and 1999


NOTE 10 - COMMITMENTS AND CONTINGENCIES

During the three month period ended September 30, 2000, the Company did not enter into any additional capital leases.

NOTE 11 - SUBSEQUENT EVENTS

(a) On August 1, 2000 the Company's majority-owned subsidiary AgriPlace, Inc. entered into a Letter of Intent to purchase 100% of the outstanding shares of AgValue, Inc., a private company based in Calgary, in the Alberta province of Canada. AgValue, Inc. facilitates the sale of non-board grain by bringing together sellers and buyers in the Western Canadian market. Revenues are derived by charging both buyers and sellers transaction fee based on the number of tons of grain traded. The total agreed upon purchase price is 1,400,000 Canadian dollars (equivalent to approximately $896,000 in United States dollars). The first payment is due on closing in the amount of $300,000 Canadian dollars (equivalent to approximately $224,000 in United States dollars), less a $100,000 deposit in Canadian dollars. The $100,000 deposit in Canadian dollars is reflected on the Consolidated Balance Sheet as of September 30, 2000 as a Deposit on Acquisition for the United States dollar equivalent of $67,390. Payments for the balance of the agreed upon purchase price will be paid monthly over 30 months, beginning September1,2000.

Complete documentation of the transaction had not been finalized as of September 30, 2000. the Company expects to fully consolidate this acquisition in the Fourth Quarter of FY 2000, but may adjust Third Quarter results depending on the outcome of its review of the final documentation of the transaction.

(b) On July 25, 2000 the Company signed a letter of understanding for the right to purchase a fully diluted eighty percent (80%) stake in AgraLink Exchange Ltd. (AgraLink), a private company based in Calgary in the Alberta province in Canada. AgraLink develops and operated trading software which facilitates the trading and clearing of various commodities including non-board Western Canadian grains. Pursuant to the terms of the letter, on August 2, 2000 the Company advanced a non-interest bearing loan in the amount of $335,000 to AgraLink until August 31, 2000. It should be stated that the $335,000 is expected to be committed to a purchase of AgraLink shares.

The Company did not exercise its right to purchase the 80% equity interest in AgraLink by August 31, 2000. as it did not have sufficient resources to complete the acquisition. The amount has been classified as a non-current asset until a negotiated settlement of the investment is concluded.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward Looking Statements

All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Registrant expects, believes, intends or anticipates will or may occur in the future, are forward-looking statements. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein. These risks and uncertainties include, but are not limited to, the Registrant's reliance on current revenues; the uncertainties associated with the introduction of new products/services; management of growth, including the ability to attract and retain qualified employees; the ability to attract and retain qualified employees; the ability to integrate acquisitions made by the Registrant and the costs associated with such acquisitions, dependence on its chief financial officer; substantial competition from larger companies with greater financial and other resources than the Registrant; the success of its marketing strategy; its dependence on suppliers for some of its products; currency fluctuations and other risks associated with foreign sales and foreign operations;
quarterly fluctuations in revenues, income and overhead expense; and potential product liability risk associated with its existing and future products. Readers are cautioned not to put undue reliance on forward-looking statements. The Registrant disclaims any intent or obligation to update publicly these forward-looking statements, whether as result of new information, future events or otherwise.

Overview

The Registrant's operations consist of two divisions, Verida, an e-commerce/ Internet development stage business and Triad, marketing services division. The Registrant's second fiscal quarter ended September 30, 2000 and includes the consolidation of the accounts of its currently majority-owned subsidiary AgriPlace, Inc. The Registrant invested total of $805,000 cash and technical services during the 9 months ended
September 30, 2000 in return to earn a 65.48% equity interest in the Agriplace although AgriPlace has entered into a Letter of Intent with Canadian financiers which would see the Company's interest diluted to approximately 50% of the 65.48%.

The Triad division was acquired in a non-arm's length transaction effective October 22, 1999 which acquisition is more particularly described in the Registrant's Form 10-KSB filing for its December 31, 1999 fiscal year.
The Triad division continues to operate as an independent business unit that is consolidated into Verida operations for reporting purposes.

The Triad division experienced relatively stable business conditions in the third quarter while the Registrant's Verida e-commerce division saw a general decrease in most expenditure categories as a consequence of the curtailment in financing available for these purposes. The Registrant continued to develop new business opportunities and financing alternatives in spite of financial constraints. For the third fiscal quarter the Registrant experienced an overall net loss of approximately $1.4 million.

The Registrant's discussion and analysis of its third fiscal quarter is limited to a discussion of the operational results of that quarter as it was reorganized to be an e-commerce focused company in February of 1999 (prior to which it was a junior resource exploration issuer) and comparisons with the previous year's third fiscal quarterly financial results are not meaningful since the Registrant had not generated any revenue through the third quarter ended September 30, 1999.

Liquidity and Capital Resources

The Registrant commenced its third fiscal quarter with working capital of $316,257 and finished the quarter with a working capital balance of $89,024. The decrease in working capital in the quarter represents the net loss ($1,448,251) plus outside financing and non-cash expenses reflected in the
net loss.   A cash infusion of $200,000 in the third quarter was obtained by obtaining debt financing from Trans-Orient Petroleum Ltd.

The Company drew an additional $100,000 in debt financing from Trans-Orient Petroleum Ltd. On October 15, 2000, and plans to draw the remaining $200,000 available under the original agreement by the end of the year.

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

The Triad division operations neither contributed nor required significant cash resources of the Registrant in the fiscal quarter ended September 30, 2000.

The Verida e-commerce business development represents substantially all of the Registrant's net uses of cash in the quarter. Up to now, the Company's access to capital has been entirely dependent upon the condition of the equity markets generally and in particular the investment conditions for development stage e-commerce companies. There is no assurance that the Registrant's future cash requirements can be met from its existing sources or from any other sources or that the terms of any investment will not be prohibitive or severely dilutive to shareholders.

Operations

(a)	Triad

The Triad division accounted for virtually all of the Registrant's gross revenue in the third fiscal quarter, being $206,383 from marketing, graphics and strategic corporate positioning services. This figure represents a significant increase over the previous quarter's gross revenue of $114,774. This revenue is net of inter-company eliminations. The Triad division employs eight full-time salaried persons and two nearly full-time contract personnel. No significant changes to Triad's operations are expect in the immediate foreseeable future.

(b)	Verida e-commerce

The Registrant's largest cash requirements arose from development of its Verida e-commerce operations. The primary expense continues to be personnel costs. The Registrant's Verida division added a new employee during the quarter and increased to 13 full-time employees as of September 30, 2000. Six of these persons were employed in technical functions including software and web site development, three were executive staff, two in marketing and administration, and two were providing financial services. During the fiscal quarter ended September 30, 2000 the Registrant recorded deferred compensation costs of $420,648 as a result of granting of stock options at a price below the then quoted market value of the Registrant's common stock.

The Registrant invested a further $150,000 for common shares in AgriPlace, Inc. The previously written-off $260,000 was added back to beginning period deficit and total investment of $805,000 to date has been eliminated as inter-company transactions using the equity method. The investment represents the Registrant's acquisition of a 65.48% equity interest in AgriPlace. AgriPlace owns and operates the AgriPlace web site, which through its Grain Place division is currently trading feed barley, canola, feed weed and other grains as a net market.

Aside from personnel and marketing costs, there were no other principal operational expense items. The Registrant paid $43,317 and $101,142 in consulting and professional fees, respectively. These, and all other expenses were incurred in the normal conduct of business to develop the Registrant's operation in the market in which it competes.

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

In order to continue its expansion, AgriPlace has sought and negotiated new financing separate from the Company. As a result, the Company's ownership in AgriPlace is expected to be significantly reduced over the course of the next six months although there is no assurance the expected financing will materialize.

Common Stock

The Registrant issued options on 170,000 shares at the option price of $4.02 per share to key employees. During the period, 10,000 options were cancelled as employees left the Company. The total options outstanding at the end of the period were 1,565,948 at exercise prices that ranged from $4.00 to $12.87 per share.

Future Trends

The Registrant expects continued losses from operations and will require a significant financing, merger or other transaction in order to avoid bankruptcy. Revenue from its AgriPlace subsidiary is expected to increase from the continued development of Grain Place and Input Place, but financing requirements will dilute the Company's share of these increases.

Future growth will be accompanied by increased competition from larger competitors in both the petroleum and agricultural markets. In many instances, these companies will have greater resources than Verida.

Liquidity

The Registrant's current cash position will enable it to maintain its current level of operations through the end of this fiscal year. The Registrant's management understands that it will have to bring in additional capital investment in the near future if it is to continue to operate and develop its technologies.



PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Registrant is not a party to any legal proceedings.


ITEM 2.  CHANGES IN SECURITIES

Placements of Securities

During the quarter ending September 30, 2000, the Registrant did not issue any additional securities.

Stock Options Granted

During the quarter ending March 31, 2000, the Registrant issued options under its 1999 Stock Option Plan to newly hired officers and key employees to acquire its common shares in the following amounts:

Date 		Type of Security	Number Exercise Price	 Term

07/17/00	Stock Option 25,000			$4.02		5 years [1}
07/17/00	Stock Option  5,000			$4.02  5 years [1}
07/17/00	Stock Option 65,000			$4.02		4 years [1}
07/17/00 Stock Option	65,000			$4.02  4 years [1}
07/17/00 Stock Option	10,000			$4.02  5 years [1}

All of the above options were issued under Section 4(2) of the 1933 Securities Act. No options were exercised during the quarter ending September 30, 2000.

Footnote [1} - 12.5% of Option may be exercised at 6 months and 12.5% every 6 months thereafter.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable


ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Not applicable


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


VERIDA INTERNET CORP.
(Registrant)


Dated: November 14, 2000				By:__/s/MICHAEL HINSHAW____________
                                 Michael Hinshaw, President


Dated: November 14, 2000				By:__/s/HENRY L. CORONA____________
                                 Henry L. Corona, Chief Financial Officer





